Form 10-K
HUTTON CONAM REALTY INVESTORS 81
filed 1995-03-31
CIK 350023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period _____ to _____

Commission file number:  0-10223


                        HUTTON/CONAM REALTY INVESTORS 81
              Exact name of Registrant as specified in its charter

              California                           13-3069026
              __________                           __________
State or other jurisdiction of incorporation I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, New York   10285
________________________________________________________   _____
Address of principal executive offices                    zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    (X)

Documents Incorporated by Reference:

Portions of Prospectus of the Registrant dated June 24, 1981 (included in Amendment No. 2 to Registrant's Registration Statement No. 2-70331, filed June 24, 1981 and in Amendment No. 1 to Registrant's Registration Statement No. 2-73558, filed August 20, 1981) are incorporated by reference into Part III of this report.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994.


                                     PART I

Item 1.  Business

General Development of Business

Hutton/ConAm Realty Investors 81 (the "Registrant" or the "Partnership") is a California limited partnership formed on April 30, 1981, of which RI 81 Real Estate Services Inc. ("RI 81 Services", formerly Hutton Real Estate Services III, Inc.) a Delaware corporation, and ConAm Property Services, Ltd., a California limited partnership ("ConAm Services"), are the general partners (together, the "General Partners").

Commencing June 24, 1981, the Registrant began offering through E.F. Hutton & Company Inc., an affiliate of the Registrant ("Hutton"), up to a maximum of 55,000 units of limited partnership interest (the "Units") at $500 per Unit. Investors who purchased the Units (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 2-70331, which Registration Statement was declared effective on June 24, 1981. On August 6, 1981, the Registrant filed under the Act its Registration Statement No. 2-73558 covering an additional 25,000 Units. The offering of Units was terminated on October 1, 1981. Upon termination of the offering, the Registrant had accepted subscriptions for 78,290 Units, including 200 Units purchased by the General Partners for an aggregate of $39,145,000. All unsold Units, aggregating $855,000, were de-registered pursuant to Post-Effective Amendment No. 1 to Registrant's Registration Statement No. 2-73558, filed November 5, 1981.

Narrative Description of Business

The Registrant is engaged in the business of acquiring, operating and holding for investment multi-family residential properties, which by virtue of their location and design and the nature of the local real estate market have potential for capital appreciation and generation of current income. As of December 31, 1994, all of the proceeds available for investment in real estate were invested in two joint ventures and three limited partnerships, each owning a single property. Funds held as a working capital reserve are invested in unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Registrant's investment objectives and policies.

The Registrant's principal investment objectives with respect to its interests in real property are:

(1)    capital appreciation;

(2) distributions of net cash from operations attributable to rental income; and

(3)    preservation and protection of capital.

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while preservation and appreciation of capital will be the Registrant's long-term objectives. The attainment of the Registrant's objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Registrant expects to sell its real property investments taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, the General Partners have begun marketing certain of the properties for sale and recently entered into preliminary negotiations with an institutional buyer to sell Kingston Village and Cedar Bay Village. There is no assurance that the sale will be completed or that any particular price for the properties can be obtained. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from the sale, financing or refinancing of properties will not be reinvested and may be distributed to the Limited Partners and General Partners (sometimes referred to together herein as the "Partners"), so that the Registrant will, in effect, be self-li quidating. If deemed necessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.


Since inception, the Registrant has acquired five residential apartment complexes (collectively, the "Properties"), through investments in joint ventures or limited partnerships. As of December 31, 1994, the Registrant had interests in the Properties as follows: (1) Las Colinas Apartments I and II, a 300-unit apartment complex located in Scottsdale, Arizona; (2) Cedar Bay Village, a 42-unit apartment complex located in Altamonte Springs, Florida; (3) Ridge Park Apartments, a 100-unit apartment complex located in Tulsa, Oklahoma;
(4) Kingston Village, a 120-unit apartment complex located in Altamonte Springs, Florida; and (5) Tierra Catalina, a 120-unit apartment complex located in Tucson, Arizona. For further information on the Properties, see Item 2 of this report and Note 4 to the Consolidated Financial Statements, incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under item 14.

The acquisitions of the Properties were originally made on an all-cash basis without the use of mortgage financing. During the second quarter of 1985, the Registrant obtained mortgage financing on Las Colinas I and II, Kingston Village and Tierra Catalina. The resulting net proceeds from such financing were distributed to the Partners during the second quarter of 1985. The Registrant's three mortgage loans were scheduled to mature in May 1992. The Registrant was unable to repay or refinance the mortgages prior to that date; however, the former mortgage lender agreed to an extension of the maturity date to concur with the anticipated funding of new loans. Due to stricter underwriting criteria, the Registrant was required to encumber the other two properties which were previously debt-free with mortgage loans in order to secure sufficient financing to repay the former lender in full and to meet the new lender's initial funding requirements. On August 27, 1992, the Registrant obtain ed new mortgage loans on all five of its properties. The proceeds of this financing were used primarily to repay the outstanding amounts due to the previous lender on the Registrants's three prior mortgages. See Item 7 of this report and Note 5 to the Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under item 14, for a discussion of the loan maturities and the Registrant's current indebtedness.

Competition

The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Registrant's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties, especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the Properties in Arizona and Florida reflect some seasonality, which is also reflected in the markets. In some cases, the Registrant may compete with other partnerships affiliated with either General Partner of the Registrant.

For a discussion of current market conditions in each of the areas where the Partnership's Properties are located, see Item 2 below.

Employees

The Registrant has no employees. General services are performed by RI 81 Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and The Shareholder Services Group, both unaffiliated companies. The Registrant has entered into management agreements pursuant to which ConAm Management provides management services with respect to the Properties. The Shareholder Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. See Item 13 for a further description of the service and management agreements between the Registrant and affiliated entities.

Item 2.  Properties

Below is a description of the Properties and a discussion of current market conditions in each of the areas where the Properties are located. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements on page F-8 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14. Appraised values of the Partnership's real estate investments are incorporated by reference to page 13 of the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to page 2 of the Partnership's Annual Report to Unitholders.

Cedar Bay Village - Altamonte Springs, Florida

Cedar Bay Village contains 42 apartment units in a nine-building complex situated approximately ten miles northwest of downtown Orlando in the Longwood/Altamonte submarket. Orlando's population growth and healthy economy continues to fuel strong job creation and strong market conditions for multifamily housing. The Longwood/Altamonte submarket represents one of the strongest areas in the Orlando metropolitan area. Average occupancy of area complexes was 94% as of September 1994, and a survey of local complexes indicated average rent increases of 3.4% from September 1993 to September 1994. While 486 units were under construction in this submarket as of September 1994, the area's continued growth is expected to keep pace with the new supply.

Kingston Village - Altamonte Springs, Florida

Kingston Village is located in the same community as Cedar Bay Village and consists of 120 apartments. The property offers a park-like setting, attractive to retired tenants and unique to area apartment complexes, which allow it to command premium rents. Market conditions in the Longwood/ Altamonte submarket remain healthy, and population and job growth in the area is expected to keep pace with new supply (see Cedar Bay Village discussion above).

Las Colinas I & II - Scottsdale, Arizona

This 300-unit apartment community is located in a suburban setting approximately eight miles northwest of downtown Phoenix. Strong population and job growth have characterized Phoenix in recent years, bringing about favorable market conditions for apartment complexes in the area. A survey of the Scottsdale/Paradise Valley submarket reported average occupancy of 96% as of the third quarter of 1994, and most area complexes have instituted rent increases in 1994. Construction, while limited in recent years, picked up in 1994 and eight projects in the Scottsdale/Paradise Valley submarket were in process of planning or construction as of the third quarter of 1994. The new supply is likely to limit rental rate increases in the coming year, however, the area's strong population and job growth are expected to keep pace with new supply.

Ridge Park - Tulsa, Oklahoma

This 100-unit complex is situated in South Tulsa, approximately eight miles from downtown Tulsa, in the South Zone submarket. The Tulsa economy continues to recover from the recent recession, and while there is a growing diversification into service industries, Tulsa is still highly reliant upon petroleum and defense. These recovering economic conditions are reflected in the area's rental market, where the large inventory of units from prior period overbuilding continues to depress the market. Occupancy in the South Zone submarket averaged 93% as of the third quarter of 1994, and rental rate increases have been limited. Improvement in this market is expected to be gradual and will be contingent upon a further strengthening of the local economy.

Tierra Catalina - Tucson, Arizona

This 120-unit apartment community is situated in the "foothills" section of northeast Tucson. Tucson continues to experience brisk population and job growth, which have fueled strong demand for apartment housing in recent years. A local survey of metropolitan Tucson conducted in the fourth quarter of 1994 showed an average occupancy rate of 96% among multifamily properties with five or more units. While construction of new units has been minimal during the past four years, eight new complexes commenced construction in 1994. When completed, these projects can be expected to compete with Tierra Catalina.

All of the Partnership's properties, except Las Colinas II, are encumbered by mortgage loans. See Note 5 to the Consolidated Financial Statements for a description of such mortgage financing.


Item 3.  Legal Proceedings

The Registrant is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1994, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                PART II

Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1994, the number of Unitholders of record was 3,831.

No established public trading market exists for the Units and it is not anticipated that a market will develop in the future.

Distributions of Net Cash Flow From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions have been made primarily from net operating income with respect to the Registrant's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. For a full accounting of the cash distributions paid to the Partners during the past two years, reference is made to page 3 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.

Cash distributions to the Limited Partners were suspended from the fourth quarter of 1990 through the second quarter of 1993 in consideration of the funds required for roof repairs and litigation associated with Kingston Village, and in view of the estimated costs of securing replacement financing. Following the closing of the refinancing, the completion of the required roof repairs, and the settlement of the litigation, the General Partners reviewed the Partnership's cash reserve levels and anticipated cash flow from operations and funding needs, and determined that the Partnership had sufficient cash reserves to reinstate quarterly cash distributions commencing with the third quarter of 1993. A third quarter distribution in the amount of $1.50 per unit was paid on November 15, 1993. After reviewing the Partnership's fourth quarter operating results, the General Partners increased the cash distribution level to $2.00 per Unit for the fourth quarter, which rate was maintained throug hout 1994. The level and timing of future distributions will be reviewed on a quarterly basis.


Item 6.  Selected Financial Data

Incorporated by reference to page 3 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1994, the Partnership had cash and cash equivalents of $1,535,391, which were invested in unaffiliated money market funds. The Partnership also maintains a restricted cash balance, which totaled $659,076 at December 31, 1994, composed of escrows required by the lender for property improvements, real estate taxes, and insurance. Pursuant to the terms of the loans, as costs are incurred for property improvements or when real estate taxes and insurance are due, reimbursements are made from the escrow accounts maintained by the lender to the Partnership. The General Partners expect sufficient cash to be generated from operations to meet its current operating expenses.

In light of improving market conditions in certain of the areas where the Partnership's properties are located, the General Partners have begun marketing some of the properties for sale and recently entered into preliminary negotiations with an institutional buyer to sell Kingston Village and Cedar Bay Village. There is no assurance that the sale will be completed or that any particular price for the properties can be obtained. In the event that a sale is completed, the General Partners intend to distribute the net proceeds following a review of the Partnership's cash reserve requirements.

Cash distributions to the Limited Partners were suspended from the fourth quarter of 1990 through the second quarter of 1993 in consideration of the funds required for roof repairs and the litigation associated with Kingston Village, and in view of the estimated costs of securing replacement financing. Following the closing of the refinancing, the completion of the required roof repairs, and the settlement of the litigation, the General Partners reviewed the Partnership's cash reserve levels and anticipated cash flow from operations and funding needs, and determined that the Partnership had sufficient cash reserves to reinstate quarterly cash distributions commencing with the third quarter of 1993. A third quarter distribution in the amount of $1.50 per unit was paid on November 15, 1993. After reviewing the Partnership's fourth quarter operating results, the General Partners increased the cash distribution level to $2.00 per Unit for the fourth quarter, which rate was maintained th roughout 1994. The level of future distributions will be reviewed on a quarterly basis.

Results of Operations

1994 versus 1993

Partnership operations for the year ended December 31, 1994 resulted in a net loss of $252,627, compared with a net loss of $617,882 in 1993. After adding back depreciation and amortization, both noncash expenses, and subtracting mortgage amortization, operations generated cash flow of $839,191 for the year ended December 31, 1994, compared with cash flow of $486,347 for the corresponding period in 1993. The lower net loss and higher cash flow in 1994 are primarily attributable to an increase in rental income and a reduction in operating expenses.

Rental income for the year ended December 31, 1994, was $4,702,059 compared with $4,444,950 for 1993. The increase in 1994 reflects higher rental income at all the Partnership's properties, particularly at the Las Colinas property, due primarily to rental rate increases implemented over the past year. Interest income totaled $58,009 in 1994 compared with $39,735 in 1993. The increase was due to the Partnership's increased cash balance and higher interest rates in 1994.

Total expenses for the year ended December 31, 1994 were $5,012,695, compared with $5,102,567 for 1993. Property operating expenses decreased from $2,376,972 in 1993 to $2,301,465 in 1994, reflecting lower repairs and maintenance expense at the Cedar Bay and Kingston Village properties. All other expense components remained in line with 1993 levels.

1993 versus 1992

Partnership operations for the year ended December 31, 1993 resulted in a net loss of $617,882, compared with a net loss of $464,968 in 1992. After adding back depreciation and amortization, both noncash expenses, and subtracting mortgage amortization, operations generated cash flow of $486,347 for the year ended December 31, 1993, compared with cash flow of $606,454 for the corresponding period in 1992. The higher net loss and reduced cash flow in 1993 are primarily attributable to an increase in property operating expenses, offset partially by an increase in rental income.

Rental income for the year ended December 31, 1993, was $4,444,950 compared with $4,255,637 for 1992. The increase in 1993 is primarily attributable to increased revenues from the Las Colinas property, reflecting higher occupancy and rental rates. Tierra Catalina, Kingston Village and Cedar Bay Village also reported higher income primarily due to rental rate increases instituted during 1993.

Property operating expenses totalled $2,376,972 for the year ended December 31, 1993, compared with $1,917,190 for 1992. The increase is primarily attributed to higher repairs and maintenance expenditures which included exterior painting at Kingston Village and the refurbishment of certain unit interiors at Las Colinas I and II, Tierra Catalina and Cedar Bay Village.

Interest expense decreased 9% in 1993 as a result of the August 1992 loan refinancing at lower interest rates.

General and administrative expenses totalled $158,440 for the year ended December 31, 1993, compared with $195,294 for 1992. The decrease is primarily attributed to a reduction in legal fees and lower printing and postage costs.

The average occupancy levels at each of the Properties for the years ended December 31, 1994, 1993 and 1992 were as follows:

                    Twelve Months Ended December 31,
        Property                1994    1993    1992
        ____________________________________________
        Las Colinas I & II       96%     96%     95%
        Tierra Catalina          96%     96%     96%
        Ridge Park               96%     96%     96%
	Kingston Village	 96%	 96%	 96%
	Cedar Bay Village 	 96%	 94%	 96%


Item 8.  Financial Statements and Supplementary Data

The Financial Statements are Incorporated by reference to pages 4 - 6 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to pages 7 - 11 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                PART III


Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers or directors. RI 81 Services and ConAm Services, the co-General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

RI 81 Services

RI 81 Services (formerly Hutton Real Estate Services III, Inc.) is a Delaware corporation formed on October 30, 1980, an affiliate of Lehman Brothers Inc. See the section captioned "Certain Matters Involving Affiliates of RI 81 Services" below for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"), which was followed by a change in the general partner's name.

Certain officers and directors of RI 81 Services are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The names and ages of, as well as the positions held by, the directors and executive officers of RI 81 Services are set forth below. There are no family relationships between any executive officers or directors.

        Name              Age     Office
        ____              ___     ______

        Paul L. Abbott    49      Director, President, Chief Financial
                                  Officer and Chief Executive Officer
        Janet M. Hoynes   30      Vice President
        Kate D. Hobson    28      Vice President

Paul L. Abbott is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Janet M. Hoynes is a Vice President at Lehman Brothers in the Diversified Asset Group and is responsible for asset management of residential real estate.
Prior to joining Shearson in July 1989, she was employed as an analyst in a public real estate investment trust based in California. Ms. Hoynes received a B.A. in Economics from the State University of New York at Stony Brook in 1986.

Kate D. Hobson is an Assistant Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman Brothers, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.

ConAm Services

ConAm Services is a California limited partnership organized on December 11, 1980. The sole general partner of ConAm Services is Continental American Development, Inc. ("ConAm Development"). The names and ages of, as well as the positions held by, the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any executive officers or directors.

        Name                    Age     Office
        ____                    ___     ______

	Daniel J. Epstein	55	President and Director
        Nancie Larimore         55      Secretary/Treasurer and Director
        E. Scott Dupree         44      Vice President
	Robert J. Svatos	36	Vice President
        Ralph W. Tilley         40      Vice President

Daniel J. Epstein has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969.
At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

Nancie Larimore has been employed by ConAm Management or its affiliates since 1976 and has been a Vice President of ConAm Management (or its predecessor firm) and the Secretary/Treasurer and a Director of ConAm Development since their inception. Ms. Larimore's responsibilities include leasing, consumer relations, advertising and promotion. From 1972 to 1975, she held a similar position with American Housing Guild. From 1969 to 1972, she was Director of Property Management for Larwin Group, Inc. Ms. Larimore is a graduate of the University of California at Los Angeles, and holds a Master's of Business Administration degree from the University of California at Los Angeles.

E. Scott Dupree is a Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos is a Vice President and Chief Financial Officer of ConAm Management, and has been with the company since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Mr. Svatos is part of the firm's due diligence team, analyzing a broad range of projects for ConAm Management's fee client base. Prior to joining ConAm Management, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. Mr. Svatos is a Certified Public Accountant.

Ralph W. Tilley is a Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

Certain Matters Involving Affiliates of RI 81 Services

On January 13, 1988, SLBP Acquisition Corp. (the "Purchaser"), a wholly-owned subsidiary of Shearson Lehman Brothers Holding Inc., acquired the right to purchase 29,610,000 shares of stock of the Hutton Group pursuant to a cash tender offer commenced on December 7, 1987. On January 21, 1988, the Purchaser assigned its right to purchase the shares so accepted to Shearson. Shearson purchased the 29,610,000 shares which constituted approximately 90% of the outstanding shares of the Hutton Group. Shearson subsequently acquired the remaining shares of the Hutton Group. Thus, the Hutton Group is now a wholly-owned subsidiary of Shearson.

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham and Co. Incorporated. Subsequent to the sale, Shearson changed its name to "Lehman Brothers Inc."
The transaction did not affect the ownership of the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, the Hutton Real Estate Services III, Inc. general partner changed its name to "RI 81 Real Estate Services Inc.," and the Hutton Group changed its name to "LB I Group Inc." to delete any reference to "Hutton."


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors or executive officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions between the General Partners or their affiliates and the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1994, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. The General Partners own 200 Units (134 owned by RI 81 Services and 66 owned by ConAm Services), as required by the terms of the offering described in the Prospectus of Registrant dated June 24, 1981 (the "Prospectus"), contained in Amendment No. 2 to Registrant's Registration Statement No. 2-70331, filed June 24, 1981 and in Amendment No. 1 to Registrant's Registration Statement, No. 2-73558, filed August 20, 1981.

Daniel J. Epstein, President and Director of ConAm Services, owned twenty Units as of December 31, 1994. Nancie Larimore, Secretary/Treasurer and a Director of ConAm Services owned six Units as of December 31, 1994. No other directors or executive officers of the General Partners own any Units.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1994, $2,526 of Registrant's net loss was allocated to the General Partners ($1,684 to RI 81 Services and $842 to ConAm Services). For a description of the share of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 72-74 of the Prospectus, under the section captioned "Profit and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

Pursuant to property management agreements with the Registrant, ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to select resident managers and to monitor their performance. ConAm Management is responsible for on-site operations and maintenance, collection of rental income and payment of operating expenses. These services include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses and related services. For such services, ConAm Management is entitled to receive a management fee as described under the sections captioned "Investment Objectives and Policies--Management of Properties" on pages 32 through 33 of the Prospectus, which section is incorporated herein by reference thereto. A summary of the property management fees earned by ConAm Management during the past three years is incorporated by reference to Note 6 to the Consolidated Financial Statements, incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, which is filed as an exhibit under item 14.

Pursuant to Section 12(g) of the Registrant's Amended and Restated Certificate and Agreement of Limited Partnership, the General Partners and their affiliates may be reimbursed by the Registrant for certain of their costs as described on page 16 of the Prospectus, which description is incorporated herein by reference. The Shareholder Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1994, which is filed as an exhibit under Item 14.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
                                                                         Page
(a) (1) Financial Statements:                                           Number

        Consolidated Balance Sheets - December 31, 1994 and 1993....... (1)

        Consolidated Statements of Partners' Capital (Deficit) -  For
        the years ended December 31, 1994, 1993 and 1992................(1)

        Consolidated Statements of Operations - For the years ended
        December 31, 1994, 1993 and 1992................................(1)

        Consolidated Statements of Cash Flows - For the years ended
        December 31, 1994, 1993 and 1992................................(1)

        Notes to the Consolidated Financial Statements..................(1)

        Report of Independent Accountants...............................(1)

(a)(3)	Financial Statement Schedule:

        Schedule III  - Real Estate and Accumulated Depreciation.........F-1

        Report of Independent Accountants................................F-5


(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994, filed as exhibit 13 under Item 14.

(a)(3)	Exhibits:

        (3)(A) Amended and Restated Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated June 24, 1981 (the "Prospectus"), contained in Amendment No. 2 to Registration Statement, No. 2-70331, of Registrant filed June 24, 1981, (the "Registration Statement"), and in Amendment No. 1 to Registration Statement, No. 2-73558, of Registrant filed August 20, 1981).

            (B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit B to the Prospectus).

        (10)(A) Financing Documents relating to Cedar Bay Village (Promissory Note, Deed of Trust, Assignment of Rents and Leases) (included as, and incorporated herein by reference to, Exhibit 10-G to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission file No. 0-10223)).

             (B) Financing Documents relating to Kingston Village (Promissory
                 Note, Deed of Trust, Assignment of Rents and Leases) (included as, and incorporated herein by reference to, Exhibit 10-H to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission file No. 0-10223)).

             (C) Financing Documents relating to Las Colinas I and II
                 (Promissory Note, Deed of Trust, Assignment of Rents and Leases) (included as, and incorporated herein by reference to,
                 Exhibit 10-I to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission file No. 0-10223)).

             (D) Financing Documents relating to Ridge Park (Promissory Note,
                 Deed of Trust, Assignment of Rents and Leases) (included as, and incorporated herein by reference to, Exhibit 10-J to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission file No. 0-10223)).

             (E) Financing Documents relating to Tierra Catalina (Promissory
                 Note, Deed of Trust, Assignment of Rents and Leases)
                (included as, and incorporated herein by reference to,
                 Exhibit 10-K to the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1992 (Commission file No. 0-10223)).

             (F) Settlement Agreement by and among the Managing Joint
                 Venturers and the Epoch Joint Venturers dated July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.I to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0-10223)).

             (G) Agreement of Limited Partnership of RI-81 Las Colinas Limited
                 Partnership dated as of July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0-10223)).

             (H) Agreement of Limited Partnership of RI-81 Tierra Catalina
                 Limited Partnership dated as of July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0-10223)).

             (I) Amended and Restated Agreement of Limited Partnership of Ridge
                 Park Associates Limited Partnership dated as of April 23, 1992 (included as, and incorporated herein by reference to, Exhibit
                 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0-10223)).

             (J) Amended and Restated Agreement of General Partnership of
                 Kingston Village Joint Venture dated as of July 1, 1992 (included as, and incorporated herein by reference to, Exhibit
                 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0-10223)).

             (K) Amended and Restated Agreement of General Partnership of Cedar
                 Bay Village Joint Venture dated as of July 1, 1992 (included as, and incorporated herein by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0-10223)).

             (L) Property Management Agreement between Hutton/ConAm Realty
                 Investors 81 and ConAm Management Corp. for the Las Colinas I & II properties (included as, and incorporated herein by reference to Exhibit 10-L to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file No. 0-10223)).

             (M) Property Management Agreement between Hutton/ConAm Realty
                 Investors 81 and ConAm Management Corp. for the Tierra Catalina property (included as, and incorporated herein by reference to Exhibit 10-M to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file No. 0-10223)).

             (N) Property Management Agreement between Hutton/ConAm Realty
                 Investors 81 and ConAm Management Corp. for the Ridge Park property (included as, and incorporated herein by reference to Exhibit 10-N to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file No. 0-10223)).

             (O) Property Management Agreement between Hutton/ConAm Realty
                 Investors 81 and ConAm Management Corp. for the Kingston Village property (included as, and incorporated herein by reference to Exhibit 10-O to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file No. 0-10223)).

             (P) Property Management Agreement between Hutton/ConAm Realty
                 Investors 81 and ConAm Management Corp. for the Cedar Bay Village property (included as, and incorporated herein by reference to Exhibit 10-P to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file No. 0-10223)).

        (13)     Annual Report to Unitholders for the year ended December 31,
                 1994.

        (21) List of Subsidiaries - Joint Ventures (included as, and incorporated herein by reference to Exhibit 22 to the Registrant's 1991 Annual Report on Form 10-K for the year ended December 31, 1991 (Commission file No. 0-10223)).

        (99) Portions of the Prospectus of Registrant dated June 24, 1981 (included as, and incorporated herein by reference to Exhibit 28 to the Registrant's 1988 Annual Report on Form 10-K for the year ended December 31, 1988 (Commission file No. 0-10223)).

	(b)(3)	Reports on Form 8-K:

                No reports on Form 8-K were filed in the fourth quarter of 1994.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 28, 1995
                                HUTTON/CONAM REALTY INVESTORS 81

                                BY: RI 81 Real Estate Services Inc.
                                    General Partner


                                BY:  /S/  Paul L. Abbott
                                Name:     Paul L. Abbott
                                Title:    Director, President,
                                          Chief Executive Officer
                                          and Chief Financial Officer


                                BY:     ConAm Property Services, Ltd.
                                        General Partner


                                BY: Continental American Development, Inc. General Partner

                                BY:  /S/  Daniel J. Epstein
                                Name:     Daniel J. Epstein
                                Title:    President, Director
                                          and Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                                 RI 81 REAL ESTATE SERVICES INC.
                                 A General Partner

Date:  March 28, 1995
                                 BY:  /S/  Paul L. Abbott
                                      Paul L. Abbott
                                      Director, President, Chief Executive
                                      Officer and Chief Financial Officer





Date:  March 28, 1995

                                  BY:  /S/  Janet Hoynes
                                       Janet Hoynes
                                       Vice President




Date:  March 28, 1995

                                  BY:  /S/  Kate Hobson
                                       Kate Hobson
                                       Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                        CONAM PROPERTY SERVICES, LTD. A
                                               General Partner

                                   By:   Continental American Development, Inc.
                                                  General Partner

Date:  March 28, 1995
                                        BY:  /S/  Daniel J. Epstein
                                             Daniel J. Epstein
                                             Director and President



Date:  March 28, 1995


                                         BY:  /S/  Nancie Larimore
                                                   Nancie Larimore
                                                   Secretary/Treasurer
                                                   and Director





Date:  March 28, 1995

                                          BY:  /S/  E. Scott Dupree
                                                    E. Scott Dupree
                                                    Vice President





Date:  March 28, 1995
                                           BY:  /S/  Robert J. Svatos
                                                     Robert J. Svatos
                                                     Vice President





Date:  March 28, 1995
                                           BY:  /S/  Ralph W. Tilley
                                                     Ralph W. Tilley
                                                     Vice President


                       Hutton/ConAm Realty Investors 81

                                 Exhibit 13

                      Hutton/ConAm Realty Investors 81
                              1994 Annual Report


Hutton/ConAm Realty Investors 81 is a California limited partnership formed in 1981 to acquire, operate and hold for investment multifamily housing properties. At December 31, 1994, the Partnership's portfolio consisted of five apartment properties located in Arizona, Florida and Oklahoma.

                                                            Average Occupancy
        Property                Location                        1994    1993
        ______________________________________________________________________
        Cedar Bay Village       Altamonte Springs, Florida      96%     94%
        Kingston Village        Altamonte Springs, Florida      96%     96%
        Las Colinas I & II      Scottsdale, Arizona             96%     96%
        Ridge Park              Tulsa, Oklahoma                 96%     96%
        Tierra Catalina         Tucson, Arizona                 96%     96%
        ______________________________________________________________________



               Administrative Inquiries        Performance Inquiries/Form 10-Ks
               Address Changes/Transfers       The Shareholder Services Group
               Service Data Corporation        P.O.Box 1527
               2424 South 130th Circle         Boston, Massachusetts 02104-1527
               Omaha, Nebraska 68144           Attn:  Financial Communications
               (800) 223-3464                  (800) 223-3464




                                         Contents

                                 1       Message to Investors
                                 2       Performance Summary
                                 3       Financial Highlights
                                 4       Consolidated Financial Statements
                                 7       Notes to Consolidated Financial
                                         Statements
                                13       Report of Independent Accountants
                                14       Net Asset Valuation


------------------------------Message to Investors----------------------------

Presented for your review is the 1994 Annual Report for Hutton/ConAm Realty Investors 81. In this report, we review Partnership operations and discuss general market conditions affecting the Partnership's properties. We have also included a performance summary which addresses operating results at each of the properties and financial highlights for the year.

Cash Distributions

During 1994, the Partnership paid cash distributions totaling $8 per Unit, including the 1994 fourth quarter distribution of $2.00 per Unit, which was credited to your brokerage account or sent directly to you on February 6, 1995. Since inception, the Partnership has paid distributions totalling $369.15 per original $500 Unit, including $200 per Unit in return of capital payments. The level of future distributions will be evaluated on a quarterly basis and will be based on cash flow generated by the Partnership. Please see page 3 of this report for a summary of cash distributions paid for the past eight quarters.

Operations Overview

The past year has witnessed a solid recovery of multifamily housing in most regions of the country. The improving economy and limited new construction in most areas have boosted occupancy levels and rental rates, while rising mortgage rates have curtailed renters from purchasing condominiums and single family homes. These favorable conditions are especially prevalent in the sunbelt states, which continue to benefit from long-term population growth.

Operating results at the Partnership's properties reflect these strengthening market conditions. Occupancy rates remained above 95% during 1994, and all of the properties instituted rental rate increases on lease renewals resulting in a 6% increase in rental income. While construction of new units has picked up in several areas, positive demographic trends, especially in the Florida markets, are expected to keep pace with new supply. The General Partners intend to closely monitor these conditions and will continue to make select capital improvements and age-related repairs to keep the Partnership's properties competitive with newer units.

Summary

The healthy market conditions and strong performance of the Partnership's properties during 1994 bode well for their eventual sale. In light of these improving conditions the General Partners have begun marketing some of the properties for sale and recently entered into preliminary negotiations with an institutional buyer to sell Kingston Village and Cedar Bay Village. However, there can be no assurance that the sale will be completed or that any particular price for the properties can be obtained. In the interim, the General Partners will continue to effectively manage the Partnership's properties by seeking to maintain high occupancy levels and implementing rental rate increases as conditions permit. We will keep you updated on developments affecting your investment in future reports.

Very truly yours,

Paul L. Abbott                                  Daniel J. Epstein
President                                       President
RI 81 Real Estate Services Inc.                 ConAm Development Corp.
                                                  General Partner of ConAm
                                                  Property Services, Ltd.
March 28, 1995


Performance Summary

Cedar Bay Village, Altamonte Springs, Florida

Located approximately 10 miles north of Orlando, this 42-unit apartment complex reported stable operating results during the past year. Occupancy averaged 96% in 1994, slightly above the Altamonte Springs fourth quarter 1994 average of 94%, and rental income increased by 2% from 1993. Market conditions in the Orlando metropolitan area reflect these stable results, with limited new construction and steady population and job growth fueling a sustained recovery. These conditions have permitted moderate rate increases for many area complexes during 1994, including Cedar Bay Village. Capital improvements at the property during 1994 were minimal and were primarily related to the replacement of carpet and appliances in units changing tenancy during the year.

Kingston Village, Altamonte Springs, Florida

This 120-unit complex located near Cedar Bay Village features a cluster-housing layout of 25 detached one and two story buildings. As with Cedar Bay Village, operating performance at Kingston Village during 1994 reflected the stability of market conditions in the area. Occupancy averaged 96% for the third consecutive year, and rental income increased 7% from 1993. Property improvements consisted primarily of carpet replacements in 1994.

Las Colinas I & II, Scottsdale, Arizona

Situated approximately eight miles northwest of downtown Phoenix, Las Colinas is comprised of two complexes with a total of 300 units. Operations at Las Colinas remained strong during 1994, with average occupancy remaining at 96% and rental income up 7% from 1993. The Phoenix area has sustained healthy growth in population and employment and conditions for rental apartments remain strong. While construction of new units is on the rise, many will not compete directly with Las Colinas, and the area's growth is expected to keep pace with new supply. Property improvements in 1994 consisted primarily of carpet and tile replacements, and other age-related improvements, in a number of units.

Ridge Park, Tulsa, Oklahoma

This 100-unit complex is situated in South Tulsa, approximately eight miles from downtown Tulsa. Although occupancy at Ridge Park averaged 96% during 1994 and 1993, the area's continued weak rental market permitted only minor rent increases during the year, and rental income remained largely unchanged from 1993. New construction has been limited in recent years, however, one newly constructed complex nearby is posing strong competition to Ridge Park and will affect efforts to increase rents at the property. Property improvements during the year included exterior painting, and carpet and vinyl floor replacement in selected units.

Tierra Catalina, Tucson, Arizona

Situated in the desirable Foothills region of Tucson, this 120-unit complex achieved average occupancy of 96% during fiscal 1994, consistent with 1993 and local area averages. Rental income increased 7%, reflecting rental rate increases and the lack of rental concessions. While construction of new units in the Foothills region has been minimal during the past four years, eight new apartment complexes recently commenced construction which are likely to provide strong competition when completed. Improvements at the property in 1994 consisted primarily of carpet replacements in selected units and landscaping upgrades.

Selected Financial Data

For the Periods Ended December 31,
(dollars in thousands, except per Unit data)

                               1994    1993    1992    1991    1990
_____________________________________________________________________
Total Income                 $ 4,760 $ 4,485 $ 4,284 $ 4,026 $ 4,099
Net Loss                        (253)   (618)   (465)   (719)   (510)
Net Cash Provided by (Used
for) Operating Activities        949   1,020    (362)    288     679
Mortgages Payable             15,601  15,736  15,861  15,403  15,527
Total Assets
  at Year End                 22,497  23,565  24,518  24,434  25,427
Net Loss per Limited
  Partnership Unit
  (78,290 Units)              (3.19)  (7.81)  (5.88)  (9.10)  (6.45)
Distributions per Limited
  Partnership Unit
  (78,290 Units)               8.00    3.50    -       -       6.60
______________________________________________________________________


        The 6% increase in total income from 1993 to 1994 is primarily attributable to rental rate increases implemented at each of the properties during 1994.

        The reduced net loss and net cash provided by operating activities is primarily attributable to the increase in rental income. Total expenses decreased 2% from 1993 to 1994, reflecting lower property operating expenses at Kingston Village and Cedar Bay Village, due primarily to reductions in repairs and maintenance expense.


Quarterly Cash Distributions
Per Limited Partnership Unit

				1994		1993
____________________________________________________
First Quarter              $    2.00       $       -
Second Quarter                  2.00               -
Third Quarter			2.00		1.50
Fourth Quarter			2.00		2.00

Total                           8.00            3.50
____________________________________________________


Consolidated Balance Sheets
December 31, 1994 and 1993

Assets                                        1994           1993
_________________________________________________________________
Investments in real estate:
  Land                                 $ 5,255,820    $ 5,255,820
  Buildings and improvements            28,473,477     28,473,477
                                    _____________________________
                                        33,729,297     33,729,297
Less-accumulated depreciation          (13,875,550)   (12,735,626)
                                    _____________________________
                                        19,853,747     20,993,671
Cash and cash equivalents                1,535,391      1,418,054
Restricted cash                            659,076        620,595
Mortgage fees, net of accumulated
amortization of $202,797 in 1994
and $115,538 in 1993                       408,014        495,273
Other assets                                41,055         37,446
_________________________________________________________________
                Total Assets           $22,497,283    $23,565,039
                                    _____________________________

Liabilities and Partners' Capital

Liabilities:
      Mortgages payable               $15,601,031   $15,736,396
      Distribution payable                173,978       173,978
      Accounts payable and accrued
      expenses                            183,869       188,385
      Security deposits                   141,408       129,708
      Due to general partners and
      affiliates                           44,814        35,851
                                    ____________________________
         Total Liabilities             16,145,100    16,264,318
                                    ____________________________
Partners' Capital (Deficit):
      General Partners                 (1,316,915)   (1,244,798)
      Limited Partners                  7,669,098     8,545,519
                                    ___________________________
          Total Partners' Capital       6,352,183     7,300,721
_______________________________________________________________
          Total Liabilities and
            Partners' Capital         $22,497,283   $23,565,039
                                    ___________________________



                Consolidated Statements of Partners' Capital (Deficit) For the years ended December 31, 1994, 1993 and 1992

                        General          Limited         Total
                        Partners'        Partners'       Partners'
___________________________________________________________________
Balance at January
1, 1992                 $(1,203,523)     $9,891,555      $8,688,032
Net loss                     (4,650)       (460,318)       (464,968)
___________________________________________________________________
Balance at December
31, 1992                 (1,208,173)      9,431,237       8,223,064
Net loss                     (6,179)       (611,703)       (617,882)
Cash distributions          (30,446)       (274,015)       (304,461)
___________________________________________________________________
Balance at December
31, 1993                 (1,244,798)      8,545,519       7,300,721
Net loss                     (2,526)       (250,101)       (252,627)
Cash distributions          (69,591)       (626,320)       (695,911)
___________________________________________________________________
Balance at December
31, 1994                $(1,316,915)     $7,669,098      $6,352,183
                        ___________________________________________

See accompanying notes to the consolidated financial statements.


                        Consolidated Statements of Operations
                For the years ended December 31, 1994, 1993 and 1992


Income                            1994             1993            1992
_______________________________________________________________________
Rental                      $4,702,059       $4,444,950      $4,255,637
Interest                        58,009           39,735          28,201
_______________________________________________________________________
   Total Income              4,760,068        4,484,685       4,283,838
                            ___________________________________________
Expenses
_______________________________________________________________________
Property operating           2,301,465        2,376,972       1,917,190
Interest                     1,327,560        1,338,514       1,470,486
Depreciation and
amortization                 1,227,183        1,228,641       1,165,836
General and
administrative                 156,487          158,440         195,294

   Total Expenses            5,012,695        5,102,567       4,748,806
                             __________________________________________
   Net loss                  $(252,627)       $(617,882)      $(464,968)
                             __________________________________________
Net Loss Allocated:
_______________________________________________________________________
To the General Partners      $  (2,526)       $  (6,179)      $  (4,650)
To the Limited Partners       (250,101)        (611,703)       (460,318)
_______________________________________________________________________
   Net loss                  $(252,627)       $(617,882)      $(464,968)
                             __________________________________________
Per limited
partnership unit
(78,290 outstanding)         $(3.19)          $   (7.81)      $   (5.88)
                             __________________________________________

See accompanying notes to the consolidated financial statements.


                Consolidated Statements of Cash Flows
         For the years ended December 31, 1994, 1993 and 1992

Cash Flows from Operating Activities:         1994        1993        1992
__________________________________________________________________________
Net loss                              $   (252,627)  $(617,882)  $(464,968)
Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:
   Depreciation and amortization         1,227,183   1,228,641   1,165,836
   Increase (decrease) in cash
   arising from changes in operating
   assets and liabilities:
       Fundings to restricted cash       (581,675)    (532,805) (1,111,835)
       Release of restricted cash
         to property operations           543,194      950,922      73,123
       Other assets                        (3,609)      71,790    (116,737)
       Accounts payable and
         accrued expenses                  (4,516)     (73,125)     74,271
       Security deposits                   11,700        6,904      (2,382)
       Due to general partners
         and affiliates                     8,963      (14,271)     20,213
                                         _________________________________
Net cash provided by (used for)
operating activities                      948,613    1,020,174    (362,479)
                                         _________________________________
Cash Flows from Investing Activities:
__________________________________________________________________________
   Additions to real estate                    -            -      (32,896)
   Acquisition of joint venture
    partner interests                          -            -      (36,999)
                                         __________________________________
Net cash used for investing activities         -            -      (69,895)
                                         __________________________________
Cash Flows from Financing Activities:

   Distributions                        (695,911)     (130,483)         -
   Mortgage principal payments          (135,365)     (124,412) (15,442,623)
   Mortgage proceeds                          -             -    15,900,000
        Mortgage fees                         -             -      (603,310)
                                        ___________________________________
Net cash used for financing
activities                              (831,276)     (254,895)    (145,933)
                                        ___________________________________
Net increase (decrease) in cash and
 cash equivalents                        117,337       765,279     (578,307)
Cash and cash equivalents at
beginning of year                      1,418,054       652,775    1,231,082
                                       ____________________________________
Cash and cash equivalents
at end of year                        $1,535,391    $1,418,054    $ 652,775
                                       ____________________________________
Supplemental Disclosure of Cash Flow
Information:
___________________________________________________________________________
Cash paid during the period for
interest                              $1,327,560    $1,338,514   $1,470,486
                                      _____________________________________


Supplemental Disclosure of Cash and Non-Cash Investing and Financing
Activities:

During the year ended December 31, 1993, the Partnership reclassified $7,500 of commitment fees related to the September 1, 1992 mortgage loans for all five properties from other assets to mortgage fees.

During the year ended December 31, 1992, the Partnership purchased the Joint Venture Partner interest of the co-venturers, including a $10,000 minority interest, in the Ridge Park Joint Venture. Total consideration of $36,890 was paid for the purchase of such interest. In addition $1,827 of legal costs were incurred as a result of this transaction, resulting in a net building basis adjustment of $28,717.

During the year ended December 31, 1992, the Partnership also purchased the Joint Venture Partner interest of the co-venturers in the Kingston Village and Cedar Bay Village Joint Ventures. No cash consideration was paid for the purchase of such interest. In addition $8,282 of legal costs were incurred as a result of this transaction, resulting in a building basis adjustment of $8,282.


See accompanying notes to the consolidated financial statements.



                Notes to the Consolidated Financial Statements
             For the years ended December 31, 1994, 1993 and 1992

1. Organization Hutton/ConAm Realty Investors 81 (the "Partnership") was organized as a limited partnership under the laws of the State of California pursuant to a Certificate and Agreement of Limited Partnership (the "Partnership Agreement") dated April 30, 1981, as amended and restated August 31, 1981. The Partnership was formed for the purpose of acquiring and operating certain types of residential real estate. The general partners of the Partnership are RI 81 Real Estate Services Inc., an affiliate of Lehman Brothers (see below), and ConAm Property Services, Ltd., an affiliate of Continental American Properties, Ltd (the "General Partners"). The Partnership will continue until December 31, 2010 unless sooner terminated pursuant to the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers").
The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective October 29, 1993, the Hutton Real Estate Services III, Inc. General Partner changed its name to RI 81 Real Estate Services Inc.

2. Significant Accounting Policies

Financial Statements The consolidated financial statements include the accounts of the Partnership and its affiliated ventures. The effect of transactions between the Partnership and its ventures has been eliminated in consolidation.

Real Estate Investments Real estate investments are recorded at the lower of cost or net realizable value which includes the initial purchase price of the property, legal fees, capitalized interest, acquisition and closing costs.

Leases are accounted for under the operating method. Under this method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations when incurred. Leases are generally for terms of one year or less.

Depreciation is computed using the straight-line method based upon the estimated useful lives of the properties. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Mortgage Fees Included in mortgage fees are deferred mortgage costs incurred in connection with obtaining financing on the Partnership's properties. Such costs are amortized over the 7-year term of the applicable loans.

Offering Costs Costs relating to the sale of limited partnership units were deferred during the offering period and charged to the limited partners' capital accounts upon the consummation of the public offering.

Income Taxes No provision for income taxes has been made in the financial statements since income, losses and tax credits are passed through to the individual partners.

Cash and Cash Equivalents Cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of issuance. Cash and cash equivalents include security deposits of $69,364 and $66,520 for December 31, 1994 and 1993, respectively, restricted under certain state statutes.

Concentration of Credit Risk Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Restricted Cash Consists of escrows for betterments and improvements, real estate taxes, and casualty insurance as required by the first mortgage lender.

3. The Partnership Agreement

The Partnership Agreement provides that net cash from operations, as defined, will be distributed quarterly, 90% to the limited partners and 10% to the General Partners.

Net loss for any year will be allocated 99% to the limited partners and 1% to the General Partners. Net income will generally be allocated in accordance with the distribution of net cash from operations.

Net proceeds from sales or refinancing will be distributed 99% to the limited partners and 1% to the General Partners until each limited partner has received an amount equal to his adjusted capital value (as defined) and an annual, cumulative 7% return thereon, and until the General Partners have received 15% of the aggregate distributions of net proceeds. The balance, if any, will be distributed 85% to the limited partners and 15% to the General Partners. Gain from sales will be allocated to each partner having a negative capital account balance, prorata, to the extent of such negative balance. Thereafter, such gain will be allocated in accordance with the distribution of net proceeds from sale or refinancing, with the balance allocated to the limited partners.

4. Real Estate Investments

Real estate investments consist of five residential apartment complexes acquired either directly or through investments in joint ventures as follows:


                      Apartment                     Date         Purchase
        Property Name   Units   Location        Acquired            Price
        __________________________________________________________________
        Las Colinas I   226     Scottsdale, AZ   5/20/81        $9,266,864
            and II       74     Scottsdale, AZ   9/23/82         3,564,919

        Cedar Bay
        Village          42     Altamonte
                                Springs, FL      4/15/82         2,030,000

        Ridge Park      100     Tulsa, OK        7/19/82         3,326,004


        Kingston
        Village         120     Altamonte
                                Springs, FL      1/21/83         5,675,433

        Tierra Catalina 120     Tucson, AZ        3/9/84         7,012,650
        __________________________________________________________________

Cedar Bay Village, Ridge Park, Kingston Village and Tierra Catalina were originally acquired through joint ventures with unaffiliated developers. On March 30, 1984, the co-venturer's interest with respect to Tierra Catalina was acquired for $400,000. To each venture, the Partnership contributed the apartment projects as its initial capital contribution.

On April 23, 1992, the Partnership purchased the interests of the co-venturers in the Ridge Park Joint Venture. In consideration for the withdrawal by the co-venturers from the Joint Venture, a payment of $36,890 was made by the Partnership. The Partnership has entered into an Amended and Restated Agreement of Limited Partnership, dated April 23, 1992 with its two corporate general partners, RI 81 Real Estate Services Inc. and ConAm Property Services, Ltd., with respect to the Ridge Park Apartments.

On July 1, 1992, a Settlement Agreement was executed by and among the Partnership, Hutton/ConAm Realty Investors 2, Hutton/ConAm Realty Investors 3, Hutton/ConAm Realty Investors 4, and Hutton/ConAm Realty Investors 5, as the Managing Joint Venturers and Epoch Properties, Inc., James H. Pugh, Jr. and John H. McClintock, Jr. as the Epoch Joint Venturers (the Epoch Joint Venturers being collectively referred to herein as "Epoch"), the Partnership's partners and co-venturers in the Kingston Village and Cedar Bay Village Apartments.

The Settlement Agreement provides that the Partnership and Epoch withdraw all of their claims and counterclaims in connection with the litigation regarding construction defects with respect to Kingston Village Apartments. Each party is responsible for its costs with respect to court action. In consideration for the withdrawal by the Partnership of its claims, Epoch withdrew as a partner in the Joint Ventures which owned Kingston Village Apartments and Cedar Bay Village Apartments. While the title to these apartments continues to be held by their respective Joint Ventures, the Partnership and its two General Partners are the sole co-venturers. General Releases were executed between the Partnership, the Joint Venture, Epoch and Epoch Management Corporation. The Partnership has entered into Amended and Restated Agreements of General Partnership, dated as of July 1, 1992, with its two corporate General Partners, RI 81 Real Estate Services Inc. and ConAm Property Services, Ltd., as the General Partners and the Partnership as the sole limited partner.
The Partnership entered into Agreements of Limited Partnership, dated as of July 1, 1992 with its two corporate General Partners, RI 81 Real Estate Services Inc. and ConAm Property Services, Ltd. with respect to the Las Colinas I & II Apartments and the Tierra Catalina Apartments. The new limited partnerships hold title to their own individual properties. This change was made in order to satisfy requirements of the new lender. There has been no interruption in either management or operating activities as a result of this Agreement.

The initial joint venture agreements of Cedar Bay Village, Kingston Village and Ridge Park Associates substantially provide that:

        a. Net cash from operations will be distributed 100% to the Partnership until it has received an annual, non-cumulative 12% return on its adjusted capital contribution. Any remaining balance will be distributed 60% to the Partnership and 40% to the co-venturer.

        b. Net income of the joint ventures and gain from sale will be allocated basically in accordance with the distribution of net cash from operations and net proceeds from sales, respectively. All losses will be allocated 99% to the Partnership and 1% to the co-venturer.

        c. Net proceeds from a sale or refinancing will be distributed 100% to the Partnership until it has received an amount equal to 120% of its adjusted capital contribution and an annual, cumulative 12% return on its adjusted capital contribution. Thereafter, the Partnership will receive approximately 50% to 75% of the balance depending on the joint venture agreement.

The amended joint venture and limited partnership agreements for Cedar Bay Village, Kingston Village, Ridge Park Associates, Tierra Catalina and Las Colinas substantially provide that:

        a. Available cash from operations will be distributed 100% to the Partnership until it has received an annual, non-cumulative preferred return, as defined. Any remaining balance will be distributed 99% to the Partnership and 1% to the corporate General Partners.

        b. Net income will be allocated first, proportionately to partners with negative capital accounts, as defined, until such capital accounts, as defined, have been increased to zero. Then, to the Partnership up to the amount of any payments made on account of its preferred return; thereafter, 99% to the Partnership and 1% to the corporate General Partners. All losses will be allocated first, to the partners with positive capital accounts, as defined, until such accounts have been reduced to zero. Then 99% to the Partnership and 1% to the corporate General Partners.

        c. Income from a sale will be allocated first, to the Partnership until the Partnership's capital accounts, as defined, are equal to the fair market value of the ventures' assets at the date of the amendments. Then, any remaining balance will be allocated 99% to the Partnership and 1% to the corporate General Partners. Net proceeds from a sale or refinancing will be distributed first to the partners with the positive capital account balance, as defined; thereafter, 99% to the Partnership and 1% to the corporate General Partners.

5. Mortgages Payable

Mortgages payable, at December 31, 1994, consist of the following first mortgage loans:

                                                Interest   Date of
        Property Name             Principal       Rate     Loan        Term
        ___________________________________________________________________
        Las Colinas I and II    $ 6,452,122       8.50%    9/1/92   7 years
        Tierra Catalina           3,689,731       8.50%    9/1/92   7 years
        Kingston Village          2,845,803       8.50%    9/1/92   7 years
        Ridge Park                1,926,457       8.25%    9/1/92   7 years
        Cedar Bay Village           686,918       8.50%    9/1/92   7 years
        ___________________________________________________________________

        On August 27, 1992, the Partnership obtained new first mortgage loans on all five of its properties from Washington Mortgage Financial Group, an unaffiliated party. Total proceeds of $15,900,000 were received and collateralized by deeds of trust and assignments of rents as security encumbering the properties. Additionally, these mortgages contain provisions for prepayment penalties if the mortgages are repaid prior to their maturity date of September 1, 1999.


The proceeds of this financing were primarily used to repay the outstanding amounts due to Aetna Investment Group, on the Partnership's Las Colinas I & II, Tierra Catalina and Kingston Village mortgages, totalling $15,348,209. The remaining proceeds along with a portion of the Partnership's cash reserves, were used to pay mortgage fees of $603,310 and to establish escrows required at closing by the new lender totalling $1,111,835.


Annual maturities of mortgage notes principal over the next five years are as follows:

                Year        Amount
                __________________
                1995     $147,283
                1996      160,251
                1997      174,361
                1998      189,713
                1999   14,929,423
                __________________
                      $15,601,031


6. Transactions with Related Parties

The following is a summary of fees earned and reimbursable expenses for the years ended December 31, 1994, 1993 and 1992, and the unpaid portion at December 31, 1994:

                                  Unpaid at
                                 December 31,              Earned
                                                 ___________________________
                                     1994         1994      1993      1992
                                    ________________________________________
Reimbursement of:
    Administrative
    salaries and expenses        $24,984       $ 48,473  $ 50,927  $ 46,034
    Out-of-pocket expenses          -             1,132     1,310     2,784
    Property operating
    salaries                        -           418,143   430,901   345,067

Property management fees          19,830        234,723   221,613   219,046

                                 $44,814       $702,471  $704,751  $612,931




The above amounts have been paid and/or accrued to the General Partners and affiliates as follows:

                                Unpaid at               Earned
                                December 31, ___________________________
                                1994            1994    1993      1992
        ________________________________________________________________
	RI 81 Real Estate
            Services,Inc.       $ 24,984     $ 49,605  $52,237  $ 48,818

        ConAm and affiliates      19,830      652,866  652,514   564,113
        ________________________________________________________________
                                $ 44,814    $ 702,471 $704,751  $612,931



7. Reconciliation of Financial Statement and Tax Information

The following is a reconciliation of the net loss for financial statement purposes to net loss for federal income tax purposes for the years ended December 31, 1994, 1993 and 1992:

                                                1994         1993          1992
        _______________________________________________________________________
        Net loss per financial statements  $(252,627)   $(617,882)    $(464,968)

	Depreciation deducted for
		tax purposes in excess of
		depreciation expense per
                financial statements             -             -      (105,937)

	Tax basis joint venture net
		loss in excess of GAAP
                basis joint venture net
                loss                        (253,640)    (252,182)     (171,662)

        Other                                  1,050        2,701         6,029
        _______________________________________________________________________
        Taxable net loss                   $(505,217)   $(867,363)    $(736,538)
                                           ____________________________________

The following is a reconciliation of partners' capital for financial statement purposes to partners' capital (deficit) for federal income tax purposes as of December 31, 1994, 1993 and 1992:

                                         1994            1993         1992
     ______________________________________________________________________
     Partners' capital per
       financial statements        $6,352,183       $7,300,72   $8,223,064

     Adjustment for cumulative
         difference between tax
         basis net loss and net
         loss per financial
         statements                (6,590,747)     (6,338,157)  (6,088,676)
     _____________________________________________________________________
     Partners' capital (deficit)
     per tax return                 $(238,564)       $962,564   $2,134,388
     _____________________________________________________________________

8.  Distributions Paid

Cash distributions, per the consolidated statements of partners' capital, are recorded on the accrual basis, which recognizes specific record dates for payments within each calendar year. The consolidated statements of cash flows recognize actual cash distributions paid during the calendar year. The following table discloses the annual differences as presented on the consolidated financial statements:

         Distributions                                        Distributions
         Payable Beginning      Distributions  Distributions  Payable
         of Year                Declared       Paid           December 31
 __________________________________________________________________________
 1994    $173,978              $695,911        $695,911       $173,978
 1993        -                  304,461         130,483        173,978
 1992        -                     -               -               -
 __________________________________________________________________________

9. Supplementary Information

Maintenance and repairs, advertising costs and real estate taxes included in property operating expenses for the years ended December 31, 1994, 1993 and 1992, are as follows:

                                        1994            1993          1992
        __________________________________________________________________
        Maintenance and repairs   $  926,404     $ 1,015,351     $ 653,273
        Advertising costs             56,608          63,021        50,237
        Real estate taxes            345,680         329,009       321,638
        __________________________________________________________________


Report of Independent Auditors

To the Partners of
Hutton/ConAm Realty Investors 81:

We have audited the accompanying balance sheets of Hutton/ConAm Realty Investors 81, a California limited partnership, and Consolidated Ventures, as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hutton/ConAm Realty Investors 81, a California limited partnership, and Consolidated Ventures as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                        COOPERS & LYBRAND L.L.P.

                                        Hartford, Connecticut
                                        March 10, 1995




Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $300 Unit at December 31, 1994 (Unaudited)

                                       Acquisition Cost
                                       (Purchase Price    Partnership's
                                       Plus General       Share of
                                       Partners'          December 31,
Property                Date of        Acquisition        1994 Appriased
                        Acquisition    Fees)              Value (1)
________________________________________________________________________
Las Colinas I & II
                        05-20-81
                          and
                        09-23-82

                                       $ 13,326,613       $ 12,700,000
Cedar Bay               04-15-82          2,125,709          1,600,000
Ridge Park              07-19-82          3,468,089          3,100,000
Kingston Village        01-21-83          5,863,710          5,300,000
Tierra Catalina         03-09-84          7,759,670          6,400,000
                                       ____________      _____________
                                       $ 32,543,791       $ 29,100,000
                                       ____________      _____________
Cash and cash equivalents                                    2,194,467
Other assets                                                    41,055
                                                         _____________
                                                            31,335,522
Less:
        Total liabilities                                  (16,145,100)
                                                         _____________
Partnership Net Asset Value (2)                          $  15,190,422
                                                         _____________
Net Asset Value Allocated:
        Limited Partners                                 $  15,038,518
        General Partners                                       151,904
                                                         _____________
                                                            15,190,422
                                                         _____________

Net Asset Value Per Unit   (78,290 units outstanding)          $192.09
                                                               _______

(1) This represents the Partnership's share of the December 31, 1994 Appraised Values which were determined by an independent property appraisal firm.

(2) The Net Asset Value assumes a hypothetical sale at December 31, 1994 of all the Partnership's properties at a price based upon their value as a rental property as determined by an independent property appraisal firm, and the distribution of the proceeds of such sale, combined with the Partnership's cash after liquidation of the Partnership's liabilities, to the Partners.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. In addition, the appraised value does not reflect the actual costs which would be incurred in selling the properties. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's properties and the price at which Units of the Partnership could be sold may be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuations of Units should consider all relevant factors, including, but not limited to Net Asset Value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.



        HUTTON/CONAM REALTY INVESTORS 81 and Consolidated Ventures

	Schedule III - Real Estate and Accumulated Depreciation

                              December 31, 1994



                                                               Cost Capitalized
                                                                     Subsequent
                                  Initial Cost to Partnership    To Acquisition
                                  ___________________________  ________________


                                                Buildings and  Buildings and
Description             Encumbrances    Land    Improvements   Improvements
______________________________________________________________________________
Residential Property:
Consolidated Ventures:

Las Colinas Apts I
Scottsdale, AZ          $ 6,452,122     1,582,000     $8,268,721    $29,123

Las Colinas Apts II
Scottsdale, AZ                    -       514,564      3,268,996      8,494

Tierra Catalina
Tucson, AZ                3,689,731     1,497,150      6,403,622     32,772

Cedar Bay Village Apts.
Altamonte Springs, FL       686,918       485,488      1,691,590      3,148

Ridge Park Apts.
Tulsa, OK                 1,926,457       312,891      3,283,553     41,691

Kingston Village
Altamonte Springs, FL     2,845,803       828,002     5,086,300     391,192
                         __________________________________________________
                $        15,601,031    $5,220,095   $28,002,782    $506,420
                         __________________________________________________

                                                               F-1




                       HUTTON/CONAM REALTY INVESTORS 81
                         and Consolidated Ventures

           Schedule III - Real Estate and Accumulated Depreciation

                             December 31, 1994




                 Gross Amount at Which Carried at Close of Period
                 ________________________________________________

                                      Buildings and              Accumulated
Description              Land         Improvements   Total       Depreciation
_____________________________________________________________________________
Residential Property:
Consolidated Ventures:

Las Colinas Apts I
Scottsdale, AZ           $1,611,123   $8,268,721     $9,879,844  $4,465,068

Las Colinas Apts II
Scottsdale, AZ              515,719    3,276,335      3,792,054   1,615,897

Tierra Catalina
Tucson, AZ                1,503,333    6,430,211      7,933,544   2,784,393

Cedar Bay Village Apts.
Altamonte Springs, FL
                            485,267    1,694,959      2,180,226     863,156

Ridge Park Apts.
Tulsa, OK                   314,020    3,324,114      3,638,134   1,652,961

Kingston Village
Altamonte Springs, FL
                            826,358    5,479,137      6,305,495   2,494,075
                        ___________________________________________________

                        $ 5,255,820  $28,473,477    $33,729,297 $13,875,550
                        ___________________________________________________

                                                             (1)        (2)




                                                                        F-2




                       HUTTON/CONAM REALTY INVESTORS 81
                           and Consolidated Ventures


            Schedule III - Real Estate and Accumulated Depreciation

                             December 31, 1994


                                                               Life on which
                                                                Depreciation
                                                                   in Latest
                              Date of         Date         Income Statements
Description              Construction     Acquired               is Computed
____________________________________________________________________________
Residential Property:
Consolidated Ventures:

Las Colinas Apts I
Scottsdale, AZ                  1981       5/20/81                 (3)

Las Colinas Apts II
Scottsdale, AZ                  1982       9/23/82                 (3)

Tierra Catalina
Tucson, AZ                 1983,1984       3/9/84                  (3)

Cedar Bay Village Apts.
Altamonte Springs, FL           1981       4/15/82                 (3)

Ridge Park Apts.
Tulsa, OK                       1982       7/19/82                 (3)

Kingston Village
Altamonte Springs, FL           1982       1/21/83                 (3)



(1) Represents aggregate cost for both financial reporting and Federal income tax purposes.
(2) The amount of accumulated depreciation for Federal income tax purposes is $14,129,190.
(3)  Buildings and improvements - 25 years;
     personal property - 10 years.


                                                                F-3





A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:        1994      1993            1992
                         ___________________________________________
Beginning of year        $33,729,297     $33,729,297     $33,659,402
Additions                     -               -               69,895

End of year              $33,729,297     $33,729,297     $33,729,297
                         ___________________________________________
Accumulated Depreciation:

Beginning of year        $12,735,626     $11,594,244     $10,456,687
Depreciation expense       1,139,924       1,141,382       1,137,557
                         ___________________________________________
End of year              $13,875,550      12,735,626     $11,594,244
                         ___________________________________________




                                                                 F-4

Report of Independent Auditors

Our report on the consolidated financial statements of Hutton/ConAm Realty Investors 81, a California limited partnership, and Consolidated Ventures has been incorporated by reference in this Form 10-K from the Annual Report to unitholders of Hutton/ConAm Realty Investors 81 for the year ended December 31, 1994. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
March 10, 1995



                                                                      F-5