Form 10-Q
period 1995-03-31
HUTTON CONAM REALTY INVESTORS 81
filed 1995-05-15
CIK 350023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995


                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                        Commission file number: 0-10223


                        HUTTON/CONAM REALTY INVESTORS 81

             (Exact name of registrant as specified in its charter)




        California                                            13-3069026

(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

3 World Financial Center, 29th Floor, New York, NY		  10285

(Address of principal executive offices)                       (Zip Code)

                                 (212) 526-3237

              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No






Consolidated Balance Sheets


                                                   March 31,       December 31,
Assets                                                 1995               1994

Investments in real estate:
Land                                          $   5,255,820      $   5,255,820
Buildings and improvements                       28,473,477         28,473,477

                                                 33,729,297         33,729,297
Less- accumulated depreciation                  (14,160,285)       (13,875,550)

                                                 19,569,012         19,853,747
Cash and cash equivalents                         1,679,180          1,535,391
Restricted cash                                     671,166            659,076
Mortgage fees, net of accumulated amortization
of $224,611 in 1995 and $202,797 in 1994            386,200            408,014
Other assets                                         25,658             41,055

                Total Assets                 $   22,331,216     $   22,497,283


Liabilities and Partners' Capital

Liabilities:
Mortgages payable                            $   15,565,367     $   15,601,031
Distribution payable                                173,978            173,978
Accounts payable and accrued expenses               260,095            183,869
Security deposits                                   134,180            141,408
Due to general partners and affiliates               32,596             44,814

                Total Liabilities                16,166,216         16,145,100

Partners' Capital (Deficit):
General Partners                                 (1,334,445)        (1,316,915)
Limited Partners                                  7,499,445          7,669,098

                Total Partners' Capital           6,165,000          6,352,183

                Total Liabilities and
                Partners' Capital           $    22,331,216     $   22,497,283


Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1995


                                       General         Limited
                                      Partners        Partners           Total

Balance at January 1, 1995      $   (1,316,915)   $  7,669,098   $   6,352,183
Net loss                                  (132)        (13,073)        (13,205)
Cash distributions                     (17,398)       (156,580)       (173,978)

Balance at March 31, 1995        $  (1,334,445)   $  7,499,445   $   6,165,000

See accompanying notes to the consolidated financial statements

Consolidated Statements of Operations
For the three months ended March 31, 1995 and 1994

Income                                                    1995            1994

Rental                                             $ 1,228,790     $ 1,162,104
Interest                                                23,807          11,407

        Total Income                                 1,252,597       1,173,511

Expenses

Property operating                                     590,414         546,039
Interest                                               330,067         332,953
Depreciation and amortization                          306,549         306,796
General and administrative                              38,772          46,252

        Total Expenses                               1,265,802       1,232,040

                Net Loss                           $   (13,205)   $    (58,529)

Net Loss Allocated:

To the General Partners                            $     (132)    $       (585)
To the Limited Partners                               (13,073)         (57,944)

                                                   $  (13,205)    $    (58,529)

Per limited partnership unit
(78,290 outstanding)                               $     (.17)    $       (.74)

See accompanying notes to the consolidated financial statements

Consolidated Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:                    1995             1994

Net loss                                          $   (13,205)      $  (58,529)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization                         306,549          306,796
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Fundings to restricted cash                          (161,509)        (149,609)
Release of restricted cash to property operations     149,419          133,694
Other assets                                           15,397           14,041
Accounts payable and accrued expenses                  76,226           (7,341)
Security deposits                                      (7,228)          (4,921)
Due to general partners and affiliates                (12,218)          (2,950)

Net cash provided by operating activities             353,431          231,181

Cash Flows from Financing Activities:

Distributions                                        (173,978)        (173,978)
Mortgage principal payments                           (35,664)         (32,778)

Net cash used for financing activities               (209,642)        (206,756)

Net increase in cash and cash equivalents             143,789           24,425
Cash and cash equivalents at beginning of period    1,535,391        1,418,054

Cash and cash equivalents at end of period       $  1,679,180     $  1,442,479

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest         $    330,067     $    332,953

See accompanying notes to the consolidated financial statements


Notes to the Consolidated Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1995, the Partnership had cash and cash equivalents of $1,679,180, which were invested in unaffiliated money market funds. The $143,789 increase in the cash balance from December 31, 1994 was the result of the Partnership's generating cash flow from operations in excess of cash distributions and mortgage principal payments. The Partnership also maintains a restricted cash balance, which totaled $671,166 at March 31, 1995, composed of escrows required by the lender for property improvements, real estate taxes, and insurance. Pursuant to the terms of the loans, as costs are incurred for property improvements or when real estate taxes and insurance are due, reimbursements are made from the escrow accounts maintained by the lender to the Partnership. The General Partners expect sufficient cash to be generated from operations to meet the Partnership's current operating expenses and debt service requirements.

Accounts payable and accrued expenses were $260,095 at March 31, 1995 compared to $183,869 at December 31, 1994. The increase is primarily due to the accrual of first quarter real estate taxes.

The General Partners have been in extensive negotiations with an institutional buyer to sell Kingston Village and Cedar Bay Village. The General Partners expect to execute a sales contract in the very near future with the objective of closing the sale early in the third quarter. However, there can be no assurance that the sale will be completed or that any particular price for the properties can be obtained. In the event that a sale is completed, the General Partners intend to distribute the net proceeds following a review of the Partnership's cash reserve requirements.

The General Partners declared a cash distribution of $2.00 per Unit for the quarter ended March 31, 1995, paid to investors on May 16, 1995. Cumulative cash distributions have totaled $371.15 per $500 Unit including $200 per Unit in return of capital payments. The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners.

Results of Operations

Partnership operations for the three months ended March 31, 1995 resulted in a net loss of $13,205 compared with a net loss of $58,529 for the three months ended March 31, 1994. After adding back depreciation and amortization, both noncash expenses, and subtracting mortgage amortization, operations generated cash flow of $257,680 for the three months ended March 31, 1995, compared with cash flow of $215,489 for the corresponding period in 1994. The decrease in net loss and higher cash flow in 1995 is primarily attributable to an increase in rental income.

Rental income for the three months ended March 31, 1995 and 1994, was $1,228,790 and $1,162,104, respectively. The 6% increase in 1995 reflects higher rental income at all the Partnership's properties, particularly at the Las Colinas property, due primarily to rental rate increases implemented over the past year. Interest income totaled $23,807 and $11,407 for the three months ended March 31, 1995 and 1994, respectively. The increase was due to the Partnership's higher cash balance and higher interest rates in 1995.

Total expenses for the three months ended March 31, 1995 and 1994 were $1,265,802 and $1,232,040, respectively. Property operating expenses increased from $546,039 in 1994 to $590,414 in 1995, reflecting higher repair and maintenance and rental administrative expenses primarily at the Las Colinas property. All other expense components remained in line with 1994 levels.



The average occupancy levels at each of the Properties for the three months ended March 31, 1995 and 1994 were as follows:


                                               Three Months Ended March 31,
          Property                                    1995    1994

          Las Colinas I & II                           96%     97%
          Tierra Catalina                              95%     97%
          Ridge Park                                   93%     94%
          Kingston Village                             97%     96%
          Cedar Bay Village                            98%     91%



PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6		Exhibits and reports on Form 8-K.

		(a) Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            HUTTON/CONAM REALTY INVESTORS 81

                            BY:     RI81 REAL ESTATE SERVICES INC. General
                                    Partner



Date:  May 12, 1995         BY:     /s/Paul L. Abbott
                            Name:   Paul L. Abbott
                            Title:  Director, President, Chief Executive
                                    Officer and Chief Financial Officer