Form 10-Q
period 1995-06-30
HUTTON CONAM REALTY INVESTORS 81
filed 1995-08-11
CIK 350023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995


                                       OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to


                        Commission file number: 0-10223


                        HUTTON/CONAM REALTY INVESTORS 81
             (Exact name of registrant as specified in its charter)


         California                                             13-3069026
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

3 World Financial Center, 29th Floor, New York, NY
Attention: Andre Anderson                                         10285
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



                          Consolidated Balance Sheets

                                                      June 30,    December 31,
Assets                                                   1995            1994

Investments in real estate:
     Land                                        $  5,255,820    $  5,255,820
     Buildings and improvements                    28,473,477      28,473,477
                                                   ----------      ----------
                                                   33,729,297      33,729,297
     Less accumulated depreciation                (14,445,021)    (13,875,550)
                                                   ----------      ----------
                                                   19,284,276      19,853,747

Cash and cash equivalents                           1,741,842       1,535,391
Restricted cash                                       584,312         659,076
Mortgage fees, net of accumulated amortization
     of $246,427 in 1995 and $202,797 in 1994         364,384         408,014
Other assets                                           10,264          41,055
                                                   ----------     -----------
        Total Assets                             $ 21,985,078    $ 22,497,283
                                                   ==========      ==========

Liabilities and Partners' Capital

Liabilities:
     Mortgages payable                           $ 15,528,942    $ 15,601,031
     Distribution payable                             173,978         173,978
     Accounts payable and accrued expenses            229,005         183,869
     Security deposits                                125,123         141,408
     Due to general partners and affiliates            45,405          44,814
                                                   ----------      ----------
        Total Liabilities                          16,102,453      16,145,100
                                                   ----------      ----------
Partners' Capital (Deficit):
     General Partners                              (1,352,927)     (1,316,915)
     Limited Partners                               7,235,552       7,669,098
                                                   ----------      ----------
        Total Partners' Capital                     5,882,625       6,352,183
                                                   ----------      ----------
        Total Liabilities and Partners' Capital  $ 21,985,078    $ 22,497,283
                                                   ==========      ==========



             Consolidated Statement of Partners' Capital (Deficit)
                     For the six months ended June 30, 1995

                                        General         Limited
                                        Partners        Partners        Total

Balance at January 1, 1995           $ (1,316,915)  $  7,669,098  $  6,352,183
Net loss                                   (1,216)      (120,386)     (121,602)
Cash distributions                        (34,796)      (313,160)     (347,956)
                                        ---------      ---------     ---------
Balance at June 30, 1995             $ (1,352,927)  $  7,235,552  $  5,882,625
                                        =========      =========     =========




                     Consolidated Statements of Operations


                                Three months ended          Six months ended
                                      June 30,                  June 30,
Income                           1995         1994         1995         1994

Rental                       $ 1,203,702  $ 1,160,619  $ 2,432,492  $ 2,322,723
Interest                          24,506       10,774       48,313       22,181
                               ---------    ---------    ---------    ---------
     Total Income              1,228,208    1,171,393    2,480,805    2,344,904
                               ---------    ---------    ---------    ---------
Expenses

Property operating               657,315      529,319    1,247,729    1,075,358
Interest                         329,307      332,255      659,374      665,208
Depreciation and amortization    306,552      306,795      613,101      613,591
General and administrative        43,431       35,148       82,203       81,400
                               ---------    ---------    ---------    ---------
     Total Expenses            1,336,605    1,203,517    2,602,407    2,435,557
                               ---------    ---------    ---------    ---------
        Net Loss             $  (108,397) $   (32,124) $  (121,602) $   (90,653)
                               =========    =========    =========    =========
Net Loss Allocated:

To the General Partners           (1,084)        (322)      (1,216)        (907)
To the Limited Partners         (107,313)     (31,802)    (120,386)     (89,746)
                                 -------       ------      -------       ------
                             $  (108,397) $   (32,124) $  (121,602) $   (90,653)

Per limited partnership unit
 (78,290 outstanding)             $(1.37)       $(.41)      $(1.54)      $(1.15)


                     Consolidated Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                         1995      1994

Net loss                                             $  (121,602)   $   (90,653)
Adjustments to reconcile net loss to net cash
provided by operating activities:
     Depreciation and amortization                       613,101        613,591
     Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
        Fundings to restricted cash                     (319,266)      (286,549)
        Release of restricted cash to
          property operations                            394,030        176,571
        Other assets                                      30,791         28,084
        Accounts payable and accrued expenses             45,136         41,292
        Security deposits                                (16,285)         1,684
        Due to general partners and affiliates               591          2,925
                                                         -------        -------
Net cash provided by operating activities                626,496        486,945
                                                         -------        -------
Cash Flows from Financing Activities:

     Distributions                                      (347,956)      (347,956)
     Mortgage principal payments                         (72,089)       (66,255)
                                                         -------        -------
Net cash used for financing activities                  (420,045)      (414,211)
                                                         -------        -------
Net increase in cash and cash equivalents                206,451         72,734
Cash and cash equivalents at beginning of period       1,535,391      1,418,054

Cash and cash equivalents at end of period           $ 1,741,842   $  1,490,788
                                                       =========      =========
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest             $   659,374   $    665,208
                                                         =======        =======


                 Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations and cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On July 20, 1995, the Partnership closed on the sale of Kingston Village and Cedar Bay Village to an institutional buyer, which is unaffiliated with the Partnership. Kingston Village and Cedar Bay Village were sold for $5,370,000
and $1,410,000, respectively.   The transaction resulted in a gain on sale for
Kingston Village and Cedar Bay Village of approximately $1,609,000 and $99,000, respectively which will be reflected in the Partnership's Form 10-Q for the period ended September 30, 1995.

The Partnership used a portion of the sale proceeds to pay off the remaining principal balances on the Kingston Village and Cedar Bay Village mortgage payables in the amount of $2,832,729 and $683,762, respectively. The Partnership incurred prepayment penalties for early retirement of the Kingston Village and Cedar Bay Village mortgage payables in the amount of $97,412 and $23,513, respectively.



Part 1, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------
At June 30, 1995, the Partnership had cash and cash equivalents of $1,741,842, which were invested in unaffiliated money market funds. The $206,451 increase in the cash balance from December 31, 1994 was the result of the Partnership's generating cash flow from operations in excess of cash distributions and mortgage principal payments. The Partnership also maintains a restricted cash balance, which totaled $584,312 at June 30, 1995, composed of escrows required by the lender for property improvements, real estate taxes, and insurance. Pursuant to the terms of the loans, as costs are incurred for property improvements or when real estate taxes and insurance are due, reimbursements are made from the escrow accounts maintained by the lender to the Partnership. The General Partners expect sufficient cash to be generated from operations to meet the Partnership's current operating expenses and debt service requirements.

Accounts payable and accrued expenses were $229,005 at June 30, 1995 compared to $183,869 at December 31, 1994. The increase is primarily due to the accrual of real estate taxes for the first and second quarters of 1995.

The sales of Kingston Village and Cedar Bay Village were completed on July 20, 1995. The Partnership received gross sales proceeds of $6,780,000 and will recognize a gain on sale of approximately $1,708,000 in the third quarter. A portion of the sale proceeds was used to prepay the mortgages, totalling $3,516,491, collateralized by each property. Net sale proceeds received by the Partnership were approximately $3,010,000. Following an analysis of the Partnership's projected capital requirements, the General Partners intend to distribute the remaining sales proceeds to the Limited Partners as a return of capital.

The Partnership's 1995 second quarter distribution, in the amount of $2.00 per Unit, will be paid on August 15, 1995. The General Partners currently anticipate that the current level of distributions will be maintained through year end. Cash distributions, however, will be determined on a quarterly basis and will be based on cash flow generated by the Partnership.

Results of Operations
- ---------------------
Partnership operations for the three and six months ended June 30, 1995 resulted in net losses of $108,397 and $121,602, respectively, compared with net losses of $32,124 and $90,653 for the three and six months ended June 30, 1994. After adding back depreciation and amortization, both noncash expenses, and subtracting mortgage amortization, operations generated cash flow of $161,730 and $419,410, respectively, for the three and six months ended June 30, 1995, compared with cash flow of $241,194 and $456,683 for the corresponding periods in 1994. The increased net losses and reduced cash flow in 1995 are primarily attributable to an increase in property operating expense.

Rental income for the three and six months ended June 30, 1995, was $1,203,702 and $2,432,492, respectively, compared with $1,160,619 and $2,322,723 for the corresponding periods in 1994. The increases in 1995 reflect higher rental income at all the Partnership's properties, particularly at the Las Colinas property, due primarily to rental rate increases implemented over the past year, partially offset by lower occupancy rates at the Arizona properties. Interest income totaled $24,506 and $48,313, respectively, for the three and six months ended June 30, 1995 compared with $10,774 and $22,181 for the corresponding periods in 1994. The increases are due to the Partnership's higher cash balance and higher interest rates in 1995.

Total expenses for the three and six months ended June 30, 1995 were $1,336,605 and $2,602,407, respectively, compared with $1,203,517 and $2,435,557 for the corresponding periods in 1994. Property operating expenses increased from $529,319 and $1,075,358 respectively in 1994, to $657,315 and $1,247,729 in the corresponding periods in 1995, reflecting higher repair and maintenance expenses primarily at the Las Colinas property. All other major expense components remained in line with 1994 levels.

For the three and six month periods ended June 30, 1995 and 1994, average occupancy levels at each of the properties were as follows:

                                Three Months Ended      Six Months Ended
                                    June 30,                 June 30,
Property                        1995       1994         1995        1994
Cedar Bay Village                93%        91%          95%         94%
Tierra Catalina                  91%        97%          93%         96%
Las Colinas I & II               91%        97%          93%         96%
Ridge Park                       98%        94%          96%         96%
Kingston Village                 97%        96%          97%         96%




                           PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and Reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended June 30, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					HUTTON/CONAM REALTY INVESTORS 81

				BY:  	RI81 REAL ESTATE SERVICES INC.
					General Partner



Date:  August 11, 1995
					BY:	/s/Paul L. Abbott
                                        -------------------------
                                        Name:   Paul L. Abbott
					Title:	Director, President, Chief
						Executive Officer and Chief
						Financial Officer