Form 10-Q
period 1995-09-30
HUTTON CONAM REALTY INVESTORS 81
filed 1995-11-14
CIK 350023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995


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


Consolidated Balance Sheets


                                              September 30,        December 31,
Assets                                                1995                1994

Investments in real estate:
  Land                                        $  3,944,195        $  5,255,820
  Buildings and improvements                    21,299,382          28,473,477

                                                25,243,577          33,729,297
  Less accumulated depreciation                (11,157,301)        (13,875,550)

                                                14,086,276          19,853,747

Cash and cash equivalents                        1,445,577           1,535,391
Restricted cash                                    572,290             659,076
Mortgage fees, net of accumulated amortization
  of $193,451 in 1995 and $202,797 in 1994         246,221             408,014
Other assets                                        34,301              41,055

    Total Assets                              $ 16,384,665        $ 22,497,283


Liabilities and Partners' Capital

Liabilities:
  Mortgages payable                           $ 11,983,626        $ 15,601,031
  Distribution payable                             173,978             173,978
  Accounts payable and accrued expenses            288,094             183,869
  Security deposits                                 74,609             141,408
  Due to general partners and affiliates            42,578              44,814

    Total Liabilities                           12,562,885          16,145,100

Partners' Capital (Deficit):
  General Partners                              (1,344,898)         (1,316,915)
  Limited Partners                               5,166,678           7,669,098

    Total Partners' Capital                      3,821,780           6,352,183

    Total Liabilities and Partners' Capital   $ 16,384,665        $ 22,497,283



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                           General       Limited
                                          Partners      Partners         Total

Balance at January 1, 1995            $ (1,316,915) $  7,669,098  $  6,352,183
Net income                                  25,120     1,188,951     1,214,071
Cash distributions                         (53,103)   (3,691,371)   (3,744,474)

Balance at September 30, 1995         $ (1,344,898) $  5,166,678  $  3,821,780

Consolidated Statements of Operations


                                 Three months ended          Nine months ended
                                       September 30,              September 30,
Income                           1995          1994          1995         1994

Rental                    $   964,533   $ 1,171,769   $ 3,397,025  $ 3,494,492
Interest                       34,460        17,406        82,773       39,587

  Total Income                998,993     1,189,175     3,479,798    3,534,079

Expenses

Property operating            549,483       595,624     1,797,212    1,670,982
Interest                      399,699       331,540     1,059,073      996,748
Depreciation and
amortization                  347,098       306,796       960,199      920,387
General and administrative     74,233        36,857       156,436      118,257

  Total Expenses            1,370,513     1,270,817     3,972,920    3,706,374

Loss from operations         (371,520)      (81,642)     (493,122)    (172,295)

Gain on sale of properties  1,707,193             0     1,707,193            0

    Net Income (Loss)     $ 1,335,673   $   (81,642)  $ 1,214,071  $  (172,295)

Net Income (Loss) Allocated:

To the General Partners   $    26,336   $      (816)  $    25,120  $    (1,723)
To the Limited Partners     1,309,337       (80,826)    1,188,951     (170,572)

                          $ 1,335,673   $   (81,642)  $ 1,214,071  $  (172,295)

Per limited partnership unit
  (78,290 outstanding)    $     16.73   $     (1.03)  $     15.19  $     (2.18)


Consolidated Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                 1995                1994

Net income (loss)                             $  1,214,071        $   (172,295)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization                    960,199             920,387
  Gain on sale of properties                    (1,707,193)                  0
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Fundings to restricted cash                   (458,007)           (428,941)
    Release of restricted cash to
     property operations                           544,793             176,571
    Other assets                                     6,754              37,446
    Accounts payable and accrued expenses          104,225             126,823
    Security deposits                              (66,799)                696
    Due to general partners and affiliates          (2,236)             (6,429)

Net cash provided by operating activities          595,807             654,258

Cash Flows From Investing Activities:

  Net proceeds from sale of properties           6,676,258                   0

Net cash provided by investing activities        6,676,258                   0

Cash Flows from Financing Activities:

  Distributions                                 (3,744,474)           (521,933)
  Mortgage principal payments                   (3,617,405)           (100,446)

Net cash used for financing activities          (7,361,879)           (622,379)

Net increase (decrease) in cash and
cash equivalents                                   (89,814)             31,879
Cash and cash equivalents at beginning
of period                                        1,535,391           1,418,054

Cash and cash equivalents at end of period    $  1,445,577        $  1,449,933

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest      $  1,059,073        $    996,748


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Sale of Properties

On July 20, 1995, Hutton/ConAm Realty Investors 81 (the "Partnership") closed on the sale of Kingston Village and Cedar Bay Village (the "Properties"). Kingston Village and Cedar Bay Village sold for $5,370,000 and $1,410,000, respectively, to an institutional buyer (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The Partnership received net proceeds of $6,676,258 from the transaction of which $3,662,325, representing outstanding principal, interest, and pre-payment penalties, was used to fully satisfy the Partnerships mortgage obligations on the Properties. The transaction resulted in a gain on sale of $1,707,193.

On August 17, 1995, the General Partners paid a special distribution of $3,170,745 to limited partners. The special distribution was comprised of the net proceeds from the sale of the Properties and $156,812 from the Partnership's cash reserves.


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1995, the Partnership had cash and cash equivalents of $1,445,577, which were invested in unaffiliated money market funds. The Partnership also maintains a restricted cash balance, which totaled $572,290 at September 30, 1995, composed of escrows required by the lender for property improvements, real estate taxes, and insurance. Pursuant to the terms of the loans, as costs are incurred for property improvements or when real estate taxes and insurance are due, reimbursements are made from the escrow accounts maintained by the lender to the Partnership. The General Partners expect sufficient cash to be generated from operations to meet the Partnership's current operating expenses and debt service requirements.

The sale of Kingston Village and Cedar Bay Village was completed on July 20, 1995. Kingston Village and Cedar Bay Village sold for $5,370,000 and $1,410,000, respectively, to an institutional buyer, which is unaffiliated with the Partnership. The Partnership received net proceeds of $6,676,258 from the transaction of which $3,662,325, representing outstanding principal, interest, and pre-payment penalties, was used to fully satisfy the Partnership's mortgage obligations on the Properties.

On August 17, 1995, the Partnership paid a special cash distribution of $3,170,745 or $40.50 per Unit to the limited partners. The special distribution was comprised of the net proceeds from the sale of the Properties and $156,812 from the Partnership's cash reserves.

The Partnership's 1995 third quarter distribution, in the amount of $2.00 per Unit, will be paid on or about November 15, 1995. Cash distributions will be determined on a quarterly basis and will be based on cash flow generated by the Partnership.

Results of Operations

Partnership operations for the three and nine months ended September 30, 1995 resulted in net income of $1,335,673 and $1,214,071, respectively, compared with net losses of $81,642 and $172,295 for the three and nine months ended September 30, 1994. The change from net loss in 1994 to net income in 1995 reflects the $1.7 million gain on sale of Cedar Bay Village and Kingston Village. Excluding the gain recognized on the sale of the properties, the Partnership recognized higher losses from operations in 1995 compared to 1994, primarily as a result of lower rental income and in the nine-month period and increased property operating expense. After adding back depreciation and amortization, both noncash expenses, and subtracting mortgage amortization and the gain on sale of Cedar Bay Village and Kingston Village, operations generated cash flow of $(53,247) and $366,163, respectively, for the three and nine months ended September 30, 1995, compared with cash flow of $190,963 and $647,646 for the corresponding periods in 1994. The lower cash flow from operations reflects reduced rental income, higher property operating expenses and an approximately $120,000 pre-payment penalty associated with the repayment of the mortgages on Cedar Bay Village and Kingston Village.

Rental income for the three and nine months ended September 30, 1995, was $964,533 and $3,397,025, respectively, compared with $1,171,769 and $3,494,492 for the corresponding periods in 1994. The decreases in 1995 reflect the sales of Cedar Bay Village and Kingston Village and lower occupancy rates at the three remaining properties, partially offset by increased rental rates at the remaining properties. Interest income totaled $34,460 and $82,773, respectively, for the three and nine months ended September 30, 1995 compared with $17,406 and $39,587 for the corresponding periods in 1994. The increases are due to the Partnership's higher cash balance and higher interest rates in 1995.

Total expenses for the three and nine months ended September 30, 1995 were $1,370,513 and $3,972,920, respectively, compared with $1,270,817 and
$3,706,374 for the corresponding periods in 1994. Property operating expenses were $549,483 and $1,797,212, respectively, for the three and nine months ended September 30, 1995, compared with $595,624 and $1,670,982 for the corresponding periods in 1994. The decrease for the three-month period reflects the sale of two of the properties in the portfolio. The increase for the nine-month period reflects higher repair and maintenance expenses at Las Colinas and Tierra Catalina, due to exterior painting, landscaping and interior maintenance on vacated units.

Interest expense for the three and nine months ended September 30, 1995 was $399,699 and $1,059,073, respectively, compared with $331,540 and $996,748 for the corresponding periods in 1994. The increases in 1995 primarily reflect the pre-payment penalties paid on Cedar Bay Village and Kingston Village's mortgage obligations when the properties were sold in July. General and administrative expenses for the three and nine months ended September 30, 1995 were $74,233 and $156,436, respectively, compared with $36,857 and $118,257 for the corresponding periods in 1994. The increases primarily reflect legal expenses due to work related to the tender offer of the limited partnership shares in the third quarter of 1995. (See Part II, Item 1, "Legal Proceedings").

For the three and nine month periods ended September 30, 1995 and 1994, average occupancy levels at each of the properties were as follows:

                                      Three Months Ended      Nine Months Ended
                                            September 30,          September 30,
Property                              1995          1994      1995         1994
Las Colinas                            92%          93%        93%          95%
Ridge Park                             97%          98%        96%          97%
Tierra Catalina                        91%          97%        92%          96%

PART II	OTHER INFORMATION


Item 1	Legal Proceedings

        An offer dated August 3, 1995, was sent by Everest Investors, LLC and
        W. Robert Kohorst (collectively, "Everest") to limited partners of the Partnership to purchase up to 4.9% of their limited partnership interests for $70 per unit less any distributions paid prior to the expiration of the offer on September 8, 1995.

        On August 16, 1995, the General Partners of the Partnership sent a letter to limited partners recommending against the offer because the price was inadequate especially in view of the Net Asset Value of the units and the capital return that was to be made from the July 20, 1995 sale of the Properties.

        On August 29, 1995, the Partnership filed a complaint with the United States District Court, Central District of California (the "Court") that Everest's solicitation letter constituted a tender offer which violated Section 14(e) of the Securities Exchange Act of 1934, which prohibits false or misleading statements of material fact in connection with any tender offer.

        Additionally, the Partnership requested a Temporary Restraining Order against Everest until Everest issues a disclosure that complies with
        Section 14(e) of the Securities Exchange Act of 1934 and offers rescission to any limited partners that have tendered their limited partnership interests.

        On August 31, 1995 the Court dismissed the Partnership's request for a Temporary Restraining Order.

Items 2-5	Not applicable.

Item 6          Exhibits and Reports on Form 8-K.

	(a)	Exhibits:

		(27) Financial Data Schedule

	(b)	Reports on Form 8-K

        On August 4, 1995, a Current Report on Form 8-K was filed reporting the consummation of the sale of Kingston Village and Cedar Bay Village for $5,370,000 and $1,410,000, respectively. Such information was provided in response to Item 2 of Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        HUTTON/CONAM REALTY INVESTORS 81

				BY:  	RI81 REAL ESTATE SERVICES INC.
					General Partner



Date:  November 14, 1995
					BY:	/s/ Paul L. Abbott
					Name:	Paul L. Abbott
					Title:	Director, President, Chief
						Executive Officer and Chief
						Financial Officer