Form 10-K
period 1995-12-31
HUTTON CONAM REALTY INVESTORS 81
filed 1996-03-29
CIK 350023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [Fee Required]

	For the fiscal year ended December 31, 1995

	OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 [No Fee Required]

	For the transition period _____ to _____

Commission file number:  0-10223


	HUTTON/CONAM REALTY INVESTORS 81
	Exact name of Registrant as specified in its charter


California                              13-3069026
State or other jurisdiction of
incorporation or organization           I.R.S. Employer Identification No.

Attention:  Andre Anderson
3 World Financial Center, 29th Floor, New York, New York        10285
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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

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

Distributions of net cash from operations will be the Registrant's objective during its operational phase, while preservation and appreciation of capital continues to be the Registrant's longer term objectives. The attainment of the Registrant's objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Registrant's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Registrant expects to sell its real property interests taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, the General Partners have commenced marketing certain of the properties for sale. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of properties will not be reinvested and may be distributed to the General Partners and Limited Partners (sometimes referred to together herein as the "Partners"), so that the Registrant will, in effect, be self-liquidating. If deemed necessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Registrant acquired five residential apartment complexes (collectively, the "Properties") either directly or through investments in joint ventures. Two of these, Cedar Bay Village and Kingston Village, were sold on July 20, 1995. As of December 31, 1995, the Registrant had interests in the Properties as follows: (1) Las Colinas Apartments I and II, a 300-unit apartment complex located in Scottsdale, Arizona; (2) Ridge Park Apartments, a 100-unit apartment complex located in Tulsa, Oklahoma; and (3) Tierra Catalina, a 120-unit apartment complex located in Tucson, Arizona. For further information on each of the Properties, see Item 2 of this report, and Note 4 to the Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is included as an exhibit under Item 14. Reference is made to Item 7 of this report for a more detailed discussion of the Cedar Bay Village and Kingston Village sales.

Competition

The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Registrant's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties, especially during periods of low mortgage interest rates. The Registrant competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the Properties in Arizona reflect some seasonality, which is also reflected in the markets. In some cases, the Registrant may compete with other partnerships affiliated with either General Partner of the Registrant.

For a discussion of current market conditions in each of the areas where the Partnership's Properties are located, see Item 2 below.

Employees

The Registrant has no employees. General services are performed by RI 81 Services, ConAm Services, ConAm Management Corporation ("ConAm Management"), an affiliate of ConAm Services, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Registrant has entered into management agreements pursuant to which ConAm Management provides management services with respect to the Properties. First Data Investor Services Group has been retained by the Registrant to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. See Item 13 for a further description of the service and management agreements between the Registrant and affiliated entities.


Item 2.  Properties

Below is a description of the Properties and a discussion of current market conditions in each of the areas where the Properties are located. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14. Average occupancy rates and appraised values of the Partnership's real estate investments are incorporated by reference to the Partnership's Annual Report to Unitholders, which is included as an exhibit under Item 14.

Las Colinas I & II - Scottsdale, Arizona
This 300-unit apartment community is located in a suburban setting approximately eight miles northwest of downtown Phoenix. The Scottsdale apartment market evidenced strong competition during 1995, reflecting increasing construction in the area and notable competition from condominiums and single family houses as affordable prices and low mortgage rates entice renters to buy. Average vacancy in the Scottsdale submarket increased from 4.6% as of June 30, 1994 to 5.6% at June 30, 1995, reflecting the addition of recently completed units in the area. Following a two year lull, construction of new units picked up pace beginning in 1993 with 1,058 units opened in 1993, 1,533 units opened in 1994 and 2,240 new units within the submarket either under construction or permitted as of June 30, 1995. While the area's strong population and job growth are likely to absorb this new supply, competition for tenants is expected to remain strong, affecting area occupancies and limiting rental rate increases in the coming year.

Ridge Park - Tulsa, Oklahoma
This 100-unit complex is situated in South Tulsa, approximately eight miles from downtown Tulsa. The Tulsa apartment market is one of the strongest in all of Tulsa's real estate sectors. As of September 30, 1995, occupancy rates rose to 94% compared to 92% at September 30, 1994. The South Zone submarket, where Ridge Park is located, paralleled the 94% occupancy level seen in the overall Tulsa market. Construction of 288 new units in the South Zone submarket was completed during 1995, with another 588 units either announced or under construction. With demand expected to increase over the next year, the addition of newly constructed units is expected to have minimal impact on the market. Tulsa rental rates are at their highest level, per square foot, in more than five years. Rental rates as of September 30, 1995 for the South Zone submarket were slightly higher than the level recorded in the overall Tulsa market. Given favorable market conditions, particularly in the Tulsa, Oklahoma area, the General Partners intend to begin marketing Ridge Park Apartments for sale. There can be no assurances that a sale will be completed or that any particular price for the property can be obtained.

Tierra Catalina - Tucson, Arizona
This 120-unit apartment community is situated in the "foothills" section of northeast Tucson. Tierra Catalina competes with a number of apartment complexes and condominium developments within the Tucson area. Tucson's economy began to weaken as population and job growth slowed during 1995. Despite the economic slowdown, construction of multifamily properties has increased significantly. As of the third quarter of 1995, 1,123 units were under construction in the Catalina Foothills submarket with an additional 656 units not yet begun. These units are being added to the 7,226 completed units in the market. There are an additional seven projects planned for the Catalina Foothills market although all of these projects may not proceed to constructions. In addition, the multifamily market has been unfavorably impacted by a decline in interest rates which has made home ownership a viable alternative for renters. As a result, vacancy rates are beginning to rise and increases in rental rates are moderating. A local survey of metropolitan Tucson conducted in the fourth quarter of fiscal 1995 showed an average occupancy rate of 92% among multifamily properties with five or more units, down from 96% at the same period in 1994.

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

On August 16, 1995, the General Partners of the Partnership sent a letter to limited partners recommending against the offer because the price was inadequate especially in view of the Net Asset Value of the units and the capital return that was to be made from the July 20, 1995 sale of two of its properties.

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

On August 31, 1995, the Court dismissed the Partnership's request for a Temporary Restraining Order. As a result, the Partnership dropped its complaint.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II


Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1995, the number of Unitholders of record was 3,635.

No established public trading market exists for the Units and it is not anticipated that a market will develop in the future.

Distributions of Net Cash Flow From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions have been made primarily from net operating income with respect to the Registrant's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. Information on cash distributions paid by the Partnership for the past two years is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Reference is made to
Item 7 for a discussion of the General Partners' expectations for future cash distributions.


Item 6.  Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1995, the Partnership had cash and cash equivalents of $1,499,119, which were invested in unaffiliated money market funds. The Partnership also maintains a restricted cash balance, which totaled $394,147 at December 31, 1995, composed of escrows required by the lender for property improvements, real estate taxes, and insurance. Pursuant to the terms of the loans, as costs are incurred for property improvements or when real estate taxes and insurance are due, reimbursements are made from the escrow accounts maintained by the lender to the Partnership. The decrease in restricted cash from 1994 to 1995 is attributable to the sale of Cedar Bay Village and Kingston Village on July 20, 1995. The General Partners expect sufficient cash to be generated from operations to meet its current operating expenses.

On July 20, 1995, Kingston Village and Cedar Bay Village were sold for $5,370,000 and $1,410,000, respectively, to an institutional buyer, which is unaffiliated with the Partnership. The Partnership received net proceeds of $6,555,332 from the transaction of which $3,541,400, representing outstanding principal and interest, was used to fully satisfy the Partnership's mortgage obligations on the Properties. On August 17, 1995, the Partnership paid a special cash distribution of $3,170,745, or $40.50 per Unit, to the limited partners. The special distribution was comprised of the net proceeds from the sale of the properties and Partnership cash reserves. The sales account for the reductions in investments in real estate, mortgages payable and security deposits from December 31, 1994 to December 31, 1995.

During 1995, the Partnership paid cash distributions totaling $48.50 per Unit, including the 1995 fourth quarter distribution of $2.00 per Unit, which was paid to limited partners on February 7, 1996. Future distributions, if any, will be determined on a quarterly basis and will be based on cash flow generated by the Partnership.

During the remainder of 1996, the General Partners intend to implement an extensive improvement program at Tierra Catalina and Las Colinas I and II to upgrade the properties. This program is intended to maintain the properties' position within their respective markets, which are growing increasingly competitive with the addition of new apartment properties. This is particularly true in the Tucson and Scottsdale markets where Tierra Catalina and Las Colinas I and II, respectively, are located. It is also hoped that these improvements will allow for greater increases in rental rates, thereby improving each properties' revenue and value and making them better positioned for eventual sale. It is possible that cash from reserves may be required to fund a portion of distributions during 1996 as a result of the capital expenditures required.

Given favorable market conditions, particularly in the Tulsa, Oklahoma area, the General Partners intend to begin marketing Ridge Park Apartments for sale. There can be no assurances that a sale will be completed or that any particular price for the property can be obtained.

On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.


Results of Operations

1995 versus 1994
Partnership operations for the year ended December 31, 1995 resulted in net income of $1,141,669, compared with a net loss of $252,627 in 1994. The change from net loss in 1994 to net income in 1995 is primarily due to the gain on the sale of Cedar Bay Village and Kingston Village, partially offset by the resulting decrease in rental income. Excluding the gain recognized on the sale of the properties, the loss from operations in 1995 increased from 1994 as a result of the sale, higher repairs and maintenance expenses and legal expenses associated with the offer for the limited partnership units.

Rental income for the year ended December 31, 1995, was $4,313,044 compared with $4,702,059 for 1994. The decrease reflects the sale of Cedar Bay Village and Kingston Village in July 1995, partially offset by increases in rental income at the three remaining properties, particularly Las Colinas, due to increased rental rates. Interest income totaled $102,535 in 1995 compared with $58,009 in 1994. The increase was due to the Partnership's increased cash balance and higher interest rates in 1995.

Total expenses for the year ended December 31, 1995 were $4,759,031 compared with $5,012,695 for 1994. Property operating expenses decreased from $2,301,465 in 1994 to $2,261,179 in 1995, reflecting decreases in operating expenses at Cedar Bay Village and Kingston Village due to their sales, offset by higher repairs and maintenance expenses at Tierra Catalina and Las Colinas. Interest expense and depreciation and amortization also decreased from 1994 to 1995 due to the sales of Cedar Bay Village and Kingston Village. General and administrative expenses increased from 1994 to 1995 reflecting legal expenses due to the Partnership's response to the offer for the limited partnership units in the third quarter of 1995. (See Item 3)

1994 versus 1993
Partnership operations for the year ended December 31, 1994 resulted in a net loss of $252,627, compared with a net loss of $617,882 in 1993. The lower net loss in 1994 is primarily attributable to an increase in rental income and a reduction in operating expenses.

Rental income for the year ended December 31, 1994, was $4,702,059 compared with $4,444,950 for 1993. The increase in 1994 reflects higher rental income at all the Partnership's properties, particularly at the Las Colinas property, due primarily to rental rate increases implemented over the year. Interest income totaled $58,009 in 1994 compared with $39,735 in 1993. The increase was due to the Partnership's increased cash balance and higher interest rates in 1994.

Total expenses for the year ended December 31, 1994 were $5,012,695, compared with $5,102,567 for 1993. Property operating expenses decreased from $2,376,972 in 1993 to $2,301,465 in 1994, reflecting lower repairs and maintenance expense at the Cedar Bay and Kingston Village properties. All other expense components remained in line with 1993 levels.

The average occupancy levels at each of the Properties for the years ended December 31, 1995, 1994 and 1993 were as follows:

	  Twelve Months Ended December 31,
        Property                1995    1994    1993
        Las Colinas I & II      93%     96%     96%
        Tierra Catalina         93%     96%     96%
        Ridge Park              95%     96%     96%


Item 8.  Financial Statements and Supplementary Data

The Financial Statements are Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to pages F-1 to F-4 of this report.


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

The names and positions held by the directors and executive officers of RI 81 Services are set forth below. There are no family relationships between any executive officers or directors.

        Name                    Office

        Paul L. Abbott          Director, President, Chief Financial
                                Officer and Chief Executive Officer
	Donald E. Petrow	Vice President
        Kate D. Hobson          Vice President

Paul L. Abbott, 50, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Donald E. Petrow, 39, is a First Vice President of Lehman Brothers Inc. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federal insured mortgages, tax exempt bonds, multifamily and commercial real estate. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisitions. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A in Finance from Pace University.

Kate D. Hobson, 29, is an Assistant Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman Brothers, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.

ConAm Services

ConAm Services is a California limited partnership organized on December 11, 1980. The sole general partner of ConAm Services is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any executive officers or directors.

        Name                    Office

	Daniel J. Epstein	President and Director
        E. Scott Dupree         Vice President/Director
	Robert J. Svatos	Vice President/Director
        Ralph W. Tilley         Vice President
	J. Bradley Forrester	Vice President

Daniel J. Epstein, 56, has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969.
At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 45, is a Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 37, is a Vice President and Chief Financial Officer of ConAm Management, and has been with the company since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Mr. Svatos is part of the firm's due diligence team, analyzing a broad range of projects for ConAm Management's fee client base. Prior to joining ConAm Management, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. Mr. Svatos is a Certified Public Accountant.

Ralph W. Tilley, 41, is a Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 38, currently serves as a Senior Vice President of ConAm Management Corporation. He is responsible for property acquisition and disposition on a nationwide basis. Additionally, he is involved with the company's real estate development activities. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

Certain Matters Involving Affiliates of RI 81 Services

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


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors or executive officers received any compensation from the Registrant. See Item 13 of this report for a description of certain transactions of the General Partners or their affiliates with the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1995, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. The General Partners own 200 Units (134 owned by RI 81 Services and 66 owned by ConAm Services), as required by the terms of the offering described in the Prospectus of Registrant dated June 24, 1981 (the "Prospectus"), contained in Amendment No. 2 to Registrant's Registration Statement No. 2-70331, filed June 24, 1981 and in Amendment No. 1 to Registrant's Registration Statement, No. 2-73558, filed August 20, 1981.

Daniel J. Epstein, President and Director of ConAm Services, owned twenty Units as of December 31, 1995. No other directors or executive officers of the General Partners own any Units.


Item 13.  Certain Relationships and Related Transactions

RI 81 Services and ConAm Services each received $60,694.50 as its allocable share of Net Cash from Operations with respect to the year ended December 31, 1995, pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant. Pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1995, $1,250,091 of Registrant's net income was allocated to the General Partners ($624,474 to RI 81 Services and $625,617 to ConAm Services). For a description of the share of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 72-74 of the Prospectus, under the section captioned "Profit and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

The Registrant has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to select resident managers and monitor their performance. ConAm Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses and related services. For such services, ConAm Management is entitled to receive a management fee as described under the sections captioned "Investment Objectives and Policies--Management of Properties" on pages 32 through 33 of the Prospectus, which section is incorporated herein by reference thereto. A summary of property management fees earned by ConAm Management during the past three years is incorporated by reference to Note 6 to the Consolidated Financial Statements, incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under item 14.

Pursuant to Section 12(g) of the Registrant's Amended and Restated Certificate and Agreement of Limited Partnership, the General Partners and their affiliates may be reimbursed by the Registrant for certain of their costs as described on page 16 of the Prospectus, which description is incorporated herein by reference. First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1995, which is filed as an exhibit under Item 14.

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                        Page
(a) (1) Financial Statements:
                                                                        Number

	Consolidated Balance Sheets - December 31, 1995 and 1994 	(1)

        Consolidated Statements of Partners' Capital (Deficit) -
        For the years ended December 31, 1995, 1994 and 1993. . . .     (1)

        Consolidated Statements of Operations -
        For the years ended December 31, 1995, 1994 and 1993            (1)

        Consolidated Statements of Cash Flows -
        For the years ended December 31, 1995, 1994 and 1993            (1)

        Notes to the Consolidated Financial Statements                  (1)

        Report of Independent Accountants                               (1)

(a)(3)	Financial Statement Schedule:

        Schedule III - Real Estate and Accumulated Depreciation         F-1

        Report of Independent Accountants                               F-4


(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as exhibit 13 under
Item 14.

(a)(3)	Exhibits:

        (3)     (A)     Amended and Restated Certificate and Agreement of
        Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated June 24, 1981 (the "Prospectus"), contained in Amendment No. 2 to Registration Statement, No. 2-70331, of Registrant filed June 24, 1981, (the "Registration Statement"), and in Amendment No. 1 to Registration Statement, No. 2-73558, of Registrant filed August 20, 1981).

                (B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit B to the Prospectus).

        (10)    (A)     Financing Documents relating to Las Colinas I and II
        (Promissory Note, Deed of Trust, Assignment of Rents and Leases) (included as, and incorporated herein by reference to, Exhibit 10-I to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission file No. 0-10223)).

                (B) Financing Documents relating to Ridge Park (Promissory Note, Deed of Trust, Assignment of Rents and Leases) (included as, and incorporated herein by reference to, Exhibit 10-J to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission file No. 0-10223)).

                (C) Financing Documents relating to Tierra Catalina (Promissory Note, Deed of Trust, Assignment of Rents and Leases) (included as, and incorporated herein by reference to,
                Exhibit 10-K to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission file No. 0-10223)).

                (D) Settlement Agreement by and among the Managing Joint Venturers and the Epoch Joint Venturers dated July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.I to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0-10223)).

                (E) Agreement of Limited Partnership of RI-81 Las Colinas Limited Partnership dated as of July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0-10223)).

                (F) Agreement of Limited Partnership of RI-81 Tierra Catalina Limited Partnership dated as of July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0-10223)).

                (G) Amended and Restated Agreement of Limited Partnership of Ridge Park Associates Limited Partnership dated as of April 23, 1992 (included as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0-10223)).

                (H) Property Management Agreement between Hutton/ConAm Realty Investors 81 and ConAm Management Corp. for the Las Colinas I & II properties (included as, and incorporated herein by reference to Exhibit 10-L to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file No. 0-10223)).

                (I) Property Management Agreement between Hutton/ConAm Realty Investors 81 and ConAm Management Corp. for the Tierra Catalina property (included as, and incorporated herein by reference to Exhibit 10-M to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file No. 0-10223)).

                (J) Property Management Agreement between Hutton/ConAm Realty Investors 81 and ConAm Management Corp. for the Ridge Park property (included as, and incorporated herein by reference to Exhibit 10-N to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission file No. 0-10223)).

        (13)    Annual Report to Unitholders for the year ended December 31,
                1995.

        (21) List of Subsidiaries - Joint Ventures (included as, and incorporated herein by reference to Exhibit 22 to the Registrant's 1991 Annual Report on Form 10-K for the year ended December 31, 1991(Commission file No. 0-10223)).

	(27) 	Financial Data Schedule

        (99) Portions of the Prospectus of Registrant dated June 24, 1981 (included as, and incorporated herein by reference to Exhibit 28 to the Registrant's 1988 Annual Report on Form 10-K for the year ended December 31, 1988 (Commission file No. 0-10223)).

	(b)	Reports on Form 8-K:

                No reports on Form 8-K were filed in the fourth quarter of 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 27, 1996

                HUTTON/CONAM REALTY INVESTORS 81

BY:             RI 81 Real Estate Services Inc.
                General Partner


        BY:  /S/Paul L. Abbott
        Name:   Paul L. Abbott
        Title:  Director, President,
                Chief Executive Officer
                and Chief Financial Officer



BY:             ConAm Property Services, Ltd.
                General Partner

BY:             Continental American Development, Inc.
                General Partner



        BY:  /S/Daniel J. Epstein
        Name:   Daniel J. Epstein
        Title:  President, Director and
                Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                RI 81 REAL ESTATE SERVICES INC.
                A General Partner

Date:  March 27, 1996

        BY:  /S/Paul L. Abbott
                Paul L. Abbott
                Director, President,
                Chief Executive Officer
                and Chief Financial Officer

Date:  March 27, 1996

        BY:  /S/Donald Petrow
                Donald Petrow
                Vice President

Date:  March 27, 1996

        BY:  /S/Kate Hobson
                Kate Hobson
                Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                CONAM PROPERTY SERVICES, LTD.
                A General Partner

        By:     Continental American Development, Inc.
                General Partner

Date:  March 27, 1996

        BY:  /S/Daniel J. Epstein
                Daniel J. Epstein
                Director and President

Date:  March 27, 1996

        BY:  /S/E. Scott Dupree
                E. Scott Dupree
                Vice President/Director

Date:  March 27, 1996

        BY:  /S/Robert J. Svatos
                Robert J. Svatos
                Vice President/Director

Date:  March 27, 1996

        BY:  /S/Ralph W. Tilley
                Ralph W. Tilley
                Vice President

Date:  March 27, 1996

        BY:  /S/J. Bradley Forrester
                J. Bradley Forrester
                Vice President

Hutton/ConAm Realty Investors 81

Exhibit 13