Form 10-Q
period 1996-03-31
HUTTON CONAM REALTY INVESTORS 81
filed 1996-05-14
CIK 350023

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-10223


                        HUTTON/CONAM REALTY INVESTORS 81
              Exact Name of Registrant as Specified in its Charter


        California                                       13-3069026
State or Other Jurisdiction of
Incorporation or Organization                I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                        10285
Address of Principal Executive Offices                    Zip Code


                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X    No ____


Consolidated Balance Sheets                      At March 31,   At December 31,
                                                        1996              1995
Assets
Investments in real estate:
  Land                                            $3,944,195        $3,944,195
  Buildings and improvements                      21,299,382        21,299,382
                                                  25,243,577        25,243,577
Less accumulated depreciation                     (11,583,29)      (11,370,295)
                                                  13,660,288        13,873,282
Cash and cash equivalents                          1,403,589         1,499,119
Restricted cash                                      489,908           394,147
Mortgage fees, net of accumulated amortization
  of $224,856 in 1996 and $209,153 in 1995           214,816           230,519
Other assets                                          15,591            24,946
     Total Assets                                $15,784,192       $16,022,013

Liabilities and Partners' Capital
Liabilities:
  Mortgages payable                              $11,924,122       $11,954,188
  Distribution payable                               173,978           173,978
  Accounts payable and accrued expenses              229,890           210,876
  Security deposits                                   82,867            77,433
  Due to general partners and affiliates              29,058            30,138
     Total Liabilities                            12,439,915        12,446,613
Partners' Capital (Deficit):
  General Partners                                  (206,182)         (188,213)
  Limited Partners                                 3,550,459         3,763,613
     Total Partners' Capital                       3,344,277         3,575,400
     Total Liabilities and Partners' Capital     $15,784,192       $16,022,013






Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996

                                      Limited           General
                                     Partners          Partners           Total
Balance at January 1, 1996         $3,763,613         $(188,213)     $3,575,400
Net loss                              (56,574)             (571)        (57,145)
Distributions                        (156,580)          (17,398)       (173,978)
Balance at March 31, 1996          $3,550,459         $(206,182)     $3,344,277





Consolidated Statements of Operations
For the three months ended March 31,              1996              1995

Income
Rental                                        $921,105        $1,228,790
Interest                                        15,880            23,807
        Total Income                           936,985         1,252,597

Expenses
Property operating                             466,170           590,414
Interest                                       252,623           330,067
Depreciation and amortization                  228,697           306,549
General and administrative                      46,640            38,772
        Total Expenses                         994,130         1,265,802
        Net Loss                              $(57,145)         $(13,205)

Net Loss Allocated:
To the General Partners                        $  (571)           $ (132)
To the Limited Partners                        (56,574)          (13,073)
                                               (57,145)         $(13,205)
Per limited partnership unit
(78,290 outstanding)                             $(.72)            $(.17)




Consolidated Statements of Cash Flows
For the three months ended March 31,                         1996          1995

Cash Flows From Operating Activities:
Net loss                                                 $(57,145)     $(13,205)
Adjustments to reconcile net loss to net cash
provided by operating activities:
 Depreciation and amortization                            228,697       306,549
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
   Fundings to restricted cash                            (95,761)     (161,509)
   Release of restricted cash to property operations       ------       149,419
   Other assets                                             9,355        15,397
   Accounts payable and accrued expenses                   19,014        76,226
   Security deposits                                        5,434        (7,228)
   Due to general partners and affiliates                  (1,080)      (12,218)
Net cash provided by operating activities                 108,514       353,431

Cash Flows From Financing Activities:
Distributions                                            (173,978)     (173,978)
Mortgage principal payments                               (30,066)      (35,664)
Net cash used for financing activities                   (204,044)     (209,642)
Net increase (decrease) in cash and cash equivalents      (95,530)      143,789
Cash and cash equivalents, beginning of period          1,499,119     1,535,391
Cash and cash equivalents, end of period               $1,403,589    $1,679,180

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                 $252,623      $330,067







Notes to the Consolidated Financial Statements
The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partner's capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2 .  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources
At March 31, 1996, the Partnership had cash and cash equivalents of $1,403,589, which were invested in unaffiliated money market funds, relatively unchanged from the balance at December 31, 1995. The Partnership also maintains a restricted cash balance, which totaled $489,908 at March 31, 1996, representing escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. Pursuant to the terms of the loans, as costs are incurred for property improvements or when real estate taxes and insurance are due, reimbursements are made from the escrow accounts maintained by the lender to the Partnership. The increase in restricted cash is attributable to payments made to the escrow accounts for real estate taxes and property improvements. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

During 1996, the General Partners are implementing an improvement program to upgrade the properties. This program, which includes landscaping work at Tierra Catalina and roof repairs at Las Colinas plus improvements to the units' interiors at both, is intended to protect the properties' positions within their respective markets, which are growing increasingly competitive with the addition of new apartment properties and position the properties for increases in revenue and market value. These improvements will be funded from the Partnership's cash reserves.

The General Partners declared a cash distribution of $2.00 per Unit, a portion of which will be funded from the Partnership cash reserves, for the quarter ended March 31, 1996 which will be paid to investors on or about May 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is anticipated that cash from reserves may be required to fund a portion of the distributions during the remainder of 1996 as a result of the property improvements required.

Given favorable market conditions, particularly in the Tulsa, Oklahoma area, the General Partners have engaged a commercial real estate broker to market Ridge Park for sale. There can be no assurances that a sale will be completed or that any particular price for the property can be obtained.

Results of Operations
Partnership operations for the three months ended March 31, 1996, resulted in a net loss of $57,145 compared with a net loss of $13,205 in the first quarter of 1995. The increase in net loss is due primarily to a reduction in rental income more than offsetting reductions in property operating expense, depreciation and amortization, and interest expense resulting from the sale of Kingston Village and Cedar Bay Village in July 1995. Net cash provided by operating activities was $108,514 for the three months ended March 31, 1996, a decrease from $353,431 for the same period in 1995. Net cash provided by operating activities was higher in the 1995 period primarily due to the release of restricted cash to property operations and due to the sale of Kingston Village and Cedar Bay Village.

Rental income for the three months ended March 31, 1996 was $921,105 compared with $1,228,790 in the first quarter of 1995. The decrease reflects the sale of Kingston Village and Cedar Bay Village, partially offset by increases in rental income at the three remaining properties primarily as a result of increased rental rates.

Property operating expenses were lower in the first quarter of 1996 compared to the same period in 1995 due to the July 1995 sale of Kingston Village and Cedar Bay Village. This decrease was partially offset by increases in repairs and maintenance expenses at Las Colinas and Tierra Catalina due to asphalt and other miscellaneous repairs. Interest expense and depreciation and amortization also declined primarily due to the sale of the two properties. During the first three months of 1996 and 1995, average occupancy levels at each of the properties were as follows:

          Property                    1996        1995
          Las Colinas I & II           96%         96%
          Ridge Park                   95%         93%
          Tierra Catalina              91%         95%





Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits

                 (27) Financial Data Schedule

          (b) Reports on Form 8-K - On March 15, 1996 based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control ( as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        HUTTON/CONAM REALTY INVESTORS 81

                        BY:  RI81 REAL ESTATE SERVICES INC.
                             General Partner



Date:  May 13, 1996     BY:  /s/ Paul L. Abbott
                             Director, President, Chief
                             Executive Officer and
                             Chief Financial Officer