Form 10-Q
period 1996-06-30
HUTTON CONAM REALTY INVESTORS 81
filed 1996-08-14
CIK 350023

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X             Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

                  Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-10223


                        HUTTON/CONAM REALTY INVESTORS 81
              Exact Name of Registrant as Specified in its Charter


California                                            13-3069026
State or Other Jurisdiction
of Incorporation or Organization            I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,                   10285
New York, NY    Attn: Andre Anderson                  Zip Code
Address of Principal Executive Offices



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

                       Yes    X    No ____



Consolidated Balance Sheets                          At June 30, At December 31,
                                                           1996            1995
Assets
Investments in real estate:
  Land                                               $3,944,195      $3,944,195
  Buildings and improvements                         21,299,382      21,299,382
                                                     25,243,577      25,243,577
Less accumulated depreciation                       (11,796,283)    (11,370,295)
                                                     13,447,294      13,873,282
Cash and cash equivalents                             1,502,094       1,499,119
Restricted cash                                         388,935         394,147
Mortgage fees, net of accumulated amortization
  of $240,558 in 1996 and $209,153 in 1995              199,114         230,519
Other assets                                              6,236          24,946
        Total Assets                                $15,543,673     $16,022,013
Liabilities and Partners' Capital
Liabilities:
  Mortgage payable                                  $11,893,417     $11,954,188
  Distribution payable                                  173,978         173,978
  Accounts payable and accrued expenses                 203,822         210,876
  Security deposits                                      82,327          77,433
  Due to general partners and affiliates                 27,182          30,138
        Total Liabilities                            12,380,726      12,446,613
Partners' Capital (Deficit):
  General Partners                                     (223,654)       (188,213)
  Limited Partners                                    3,386,601       3,763,613
        Total Partners' Capital                       3,162,947       3,575,400
        Total Liabilities and Partners' Capital     $15,543,673     $16,022,013






Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996

                                       Limited       General
                                      Partners      Partners          Total
Balance at January 1, 1996          $3,763,613     $(188,213)    $3,575,400
Net loss                               (63,852)         (645)       (64,497)
Distributions                         (313,160)      (34,796)      (347,956)
Balance at June 30, 1996            $3,386,601     $(223,654)    $3,162,947




Consolidated Statements of Operations
                        Three months ended June 30, Six months ended June 30,
                                  1996        1995         1996         1995
Income
Rental                        $921,287  $1,203,702   $1,842,392   $2,432,492
Interest                        18,109      24,506       33,989       48,313
        Total Income           939,396   1,228,208    1,876,381    2,480,805
Expenses
Property operating            $414,526    $657,315     $880,696   $1,247,729
Interest                       251,983     329,307      504,606      659,374
Depreciation and amortization  228,696     306,552      457,393      613,101
General and administrative      51,543      43,431       98,183       82,203
        Total Expenses         946,748   1,336,605    1,940,878    2,602,407
        Net Loss               $(7,352)  $(108,397)    $(64,497)   $(121,602)
Net Loss Allocated:
To the General Partners         $  (74)    $(1,084)     $  (645)     $(1,216)
To the Limited Partners         (7,278)   (107,313)     (63,852)    (120,386)
                               $(7,352)  $(108,397)    $(64,497)   $(121,602)
Per limited partnership unit
(78,290 outstanding)             $(.09)     $(1.37)       $(.82)      $(1.54)




Consolidated Statements of Cash Flows
For the six months ended June 30,                              1996        1995
Cash Flows From Operating Activities:
Net loss                                                   $(64,497)  $(121,602)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                            457,393     613,101
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Fundings to restricted cash                        (225,961)   (319,266)
        Release of restricted cash to property operations   231,173     394,030
        Other assets                                         18,710      30,791
        Accounts payable and accrued expenses                (7,054)     45,136
        Security deposits                                     4,894     (16,285)
        Due to general partners and affiliates               (2,956)        591
Net cash provided by operating activities                   411,702     626,496

Cash Flows From Financing Activities:
Distributions                                              (347,956)   (347,956)
Mortgage principal payments                                 (60,771)    (72,089)
Net cash used for financing activities                     (408,727)   (420,045)

Net increase in cash and cash equivalents                     2,975     206,451

Cash and cash equivalents, beginning of period            1,499,119   1,535,391
Cash and cash equivalents, end of period                 $1,502,094  $1,741,842

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                   $504,606    $659,374






Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995 and the statement of partner's capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).





Part I, Item 2 .  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources
At June 30, 1996, the Partnership had cash and cash equivalents of $1,502,094, which were invested in unaffiliated money market funds, relatively unchanged from the balance at December 31, 1995. The Partnership also maintains a restricted cash balance, which totaled $388,935 at June 30, 1996, representing escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. Pursuant to the terms of the loans, as costs are incurred for property improvements or when real estate taxes and insurance are due, reimbursements are made from the escrow accounts maintained by the lender to the Partnership. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

The General Partners continue to perform various improvements at the properties. These improvements include landscaping work at Tierra Catalina and roof repairs at Las Colinas as well as interior repairs at both properties. The improvements are currently underway and are expected to be finished by the end of the year.

The General Partners declared a cash distribution of $2.00 per Unit for the quarter ended June 30, 1996 which will be paid to investors on or about August 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

Given favorable market conditions in the Tulsa, Oklahoma area the General Partners have engaged a commercial real estate broker to market Ridge Park for sale. There can be no assurances that a sale will be completed or that any particular price for the property will be obtained. In the event that a sale is not consummated, the Partnership will continue to hold the property as an investment.

Results of Operations
Partnership operations for the three and six months ended
June 30, 1996, resulted in net losses of $7,352 and $64,497, respectively, compared with net losses of $108,397 and $121,602, respectively, for the same periods in 1995. The decrease in net loss is due primarily to a decrease in property operating expenses, interest expense, and depreciation and amortization expense, partially offset by a decrease in rental income resulting from the sale of Kingston Village and Cedar Bay Village in July 1995. Net cash provided by operating activities was $411,702 for the six months ended June 30,1996, compared to $626,496, for the same period in 1995. The decreases in net cash provided by operating activities from the 1995 to 1996 period is primarily due to the decrease in the release of restricted cash to property operations, and the sale of Kingston Village and Cedar Bay Village.

Rental income for the three and six months ended June 30, 1996 was $921,287 and $1,842,392, respectively, compared with $1,203,702 and $2,432,492 for the same periods in 1995. The decreases reflect the sale of Kingston Village and Cedar Bay Village and a decline in occupancy at Tierra Catalina, partially offset by increases in rental income at Las Colinas and Ridge Park as a result of increased rental rates.

Property operating expenses were lower for the three and six months ended June 30, 1996 compared to the same periods in 1995 due to the July 1995 sale of Kingston Village and Cedar Bay Village. The decreases for each period were partially offset by increases in repairs and maintenance expenses at Las Colinas primarily due to asphalt repairs. Interest expense and depreciation and amortization also declined primarily due to the sale of the two properties. During the six months ended June 30, 1996 and 1995, average occupancy levels at each of the properties were as follows:


          Property                  1996      1995
          Las Colinas I & II         96%       93%
          Ridge Park                 95%       96%
          Tierra Catalina            89%       93%


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                     (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.







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



                         HUTTON/CONAM REALTY INVESTORS 81

                            BY:  RI81 REAL ESTATE SERVICES INC.
                                 General Partner



Date:     August 13, 1996   BY:  /s/ Paul L. Abbott
                                 Director, President, Chief
                                 Executive Officer and Chief
                                 Financial Officer