Form 10-Q
period 1996-09-30
HUTTON CONAM REALTY INVESTORS 81
filed 1996-11-14
CIK 350023

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X              Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

                  Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-10223


                        HUTTON/CONAM REALTY INVESTORS 81
              Exact Name of Registrant as Specified in its Charter


California                                              13-3069026
State or Other Jurisdiction of             I.R.S. Employer Identification No.
Incorporation or Organization

3 World Financial Center, 29th Floor,                      10285
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
                       Yes    X    No ____


Consolidated Balance Sheets                  At September 30,    At December 31,
                                                        1996               1995
Assets
Investments in real estate:
  Land                                            $3,630,175         $3,944,195
  Buildings and improvements                      17,975,267         21,299,382
                                                  21,605,442         25,243,577
Less accumulated depreciation                    (10,123,629)       (11,370,295)
                                                  11,481,813         13,873,282
Property held for disposition                      1,752,488                  _
Cash and cash equivalents                          1,447,992          1,499,119
Restricted cash                                      470,821            394,147
Mortgage fees, net of accumulated amortization
  of $256,261 in 1996 and $209,153 in 1995           183,411            230,519
Other assets                                          24,354             24,946
       Total Assets                              $15,360,879        $16,022,013
Liabilities and Partners' Capital
Liabilities:
  Mortgages payable                              $11,862,057        $11,954,188
  Distribution payable                               173,978            173,978
  Accounts payable and accrued expenses              267,145            210,876
  Security deposits                                   85,541             77,433
  Due to general partners and affiliates              37,010             30,138
       Total Liabilities                          12,425,731         12,446,613
Partners' Capital (Deficit):
  General Partners                                  (241,589)          (188,213)
  Limited Partners                                 3,176,737          3,763,613
       Total Partners' Capital                     2,935,148          3,575,400
       Total Liabilities and Partners' Capital   $15,360,879        $16,022,013






Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996

                                          Limited         General
                                         Partners        Partners         Total
Balance at January 1, 1996             $3,763,613       $(188,213)   $3,575,400
Net loss                                 (117,136)         (1,183)     (118,319)
Cash distributions                       (469,740)        (52,193)     (521,933)
Balance at September 30, 1996          $3,176,737       $(241,589)   $2,935,148







Consolidated Statements of Operations
                                   Three months ended        Nine months ended
                                      September 30,             September 30,
                                   1996          1995        1996          1995
Income
Rental                         $901,581      $962,608  $2,743,973    $3,395,100
Interest and other               33,433        36,385      67,422        84,698
        Total Income            935,014       998,993   2,811,395     3,479,798
Expenses
Property operating              468,058       549,483   1,348,754     1,797,212
Interest                        251,330       399,699     755,936     1,059,073
Depreciation and amortization   228,696       347,098     686,089       960,199
General and administrative       40,752        74,233     138,935       156,436
        Total Expenses          988,836     1,370,513   2,929,714     3,972,920
Loss from operations            (53,822)     (371,520)   (118,319)     (493,122)
Gain on sale of properties            _     1,707,193           _     1,707,193
        Net Income (Loss)      $(53,822)   $1,335,673   $(118,319)   $1,214,071
Net Income (Loss) Allocated:
To the General Partners          $ (538)     $ 26,336     $(1,183)     $ 25,120
To the Limited Partners         (53,284)    1,309,337    (117,136)    1,188,951
                               $(53,822)   $1,335,673   $(118,319)   $1,214,071
Per limited partnership unit:
(78,290 outstanding)

Loss from operations              $(.68)       $(4.70)     $(1.50)       $(6.24)
Gain on sale of properties            _         21.43           _         21.43

      Net Income (Loss)           $(.68)       $16.73      $(1.50)       $15.19














Consolidated Statements of Cash Flows
For the nine months ended September 30,                       1996         1995
Cash Flows From Operating Activities:
Net income (loss)                                        $(118,319)  $1,214,071
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Depreciation and amortization                            686,089      960,199
  Gain on sale of properties                                     _   (1,707,193)
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
     Fundings to restricted cash                          (339,143)    (458,007)
     Release of restricted cash to property operations     262,469      544,793
     Other assets                                              592        6,754
     Accounts payable and accrued expenses                  56,269      104,225
     Security deposits                                       8,108      (66,799)
     Due to general partners and affiliates                  6,872       (2,236)
Net cash provided by operating activities                  562,937      595,807

Cash Flows From Investing Activities:
Net proceeds from sale of properties                             _    6,676,258
Net cash provided by investing activities                        _    6,676,258

Cash Flows From Financing Activities:
Distributions                                             (521,933)  (3,744,474)
Mortgage principal payments                                (92,131)  (3,617,405)
Net cash used for financing activities                    (614,064)  (7,361,879)

Net decrease in cash and cash equivalents                  (51,127)     (89,814)
Cash and cash equivalents, beginning of period           1,499,119    1,535,391
Cash and cash equivalents, end of period                $1,447,992   $1,445,577

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                  $755,936   $1,059,073








Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partner's capital (deficit) for the nine months ended September 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

Sale of Property:

On October 17, 1996, the Partnership executed an agreement for the purchase and sale of Ridge Park (the "Property") with a third party investor ( the "Buyer"). The estimated sales price of the Property is $3,385,000 and was determined by arms length negotiations between the Partnership and the Buyer. The Buyer has completed its due diligence and the General Partners expect to close on the sale of the Property in December 1996. Accordingly, the Property has been reclassified on the Consolidated Balance Sheet as "Property held for disposition" at its net book value.









Part I, Item 2 .  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources
At September 30, 1996, the Partnership had cash and cash equivalents of $1,447,992, which were invested in unaffiliated money market funds, relatively unchanged from the balance at December 31, 1995. The Partnership also maintains a restricted cash balance, which totaled $470,821 at September 30, 1996, representing escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. Pursuant to the terms of the loans, as costs are incurred for property improvements or when real estate taxes and insurance are due, reimbursements are made from the escrow accounts maintained by the lender to the Partnership. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

On October 17, 1996, the Partnership signed a contract to sell Ridge Park Apartments at a sales price of $3,385,000. The buyer has completed its due diligence and the transaction is expected to close in December of this year. As a result, Ridge Park Apartments has been reclassified as Property held for disposition on the Partnership's Consolidated Balance Sheet at its net book value at September 30, 1996.
Should the sale close as expected, net sales proceeds will first be applied to repay the loan secured by the property. A special cash distribution will be paid to the limited partners shortly thereafter.

During the third quarter, interior repairs were performed as needed at Tierra Catalina and Las Colinas I and II as a result of tenant turnover. In addition, a portion of the landscaping work at Tierra Catalina was completed, with the remaining work currently underway. At Las Colinas I and II, roof repairs are scheduled to begin early in the fourth quarter and will be finished by the end of the year.

Accounts payable and accrued expenses increased by $56,269 from the corresponding period in 1995 due to the timing of payments and accruals for real estate taxes.

The General Partners declared a cash distribution of $2.00 per Unit for the quarter ended September 30, 1996 which will be paid to investors on or about November 15, 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. It is expected that the level of cash distributions will be reduced in the future primarily as a result of the anticipated sale of Ridge Park Apartments, and the corresponding reduction in the Partnership's cash flow.

Results of Operations
Partnership operations for the three and nine months ended September 30, 1996, resulted in net losses of $53,822 and $118,319, respectively, compared with net income of $1,335,673 and $1,214,071 for the same periods in 1995. The change from net income in the 1995 periods to net losses in the 1996 periods is attributable to the $1,707,193 gain recognized on the July 1995 sale of Kingston Village and Cedar Bay Village. Excluding the gain, the Partnership generated losses from operations of $371,520 and $493,122 for the three and nine months ended September 30, 1995. The decrease in net loss from operations in the 1996 periods is the result of decreases in property operating expenses, interest expense, and depreciation and amortization expense, partially offset by a decrease in rental income, all resulting from the sale of the properties. Net cash provided by operating activities was $562,937 for the nine months ended September 30, 1996, compared to $595,807 for the same period in 1995. The decrease in net cash provided by operating activities from the 1995 to 1996 period is primarily due to an increase in funding to restricted cash in excess of the release of restricted cash as a result of real estate and insurance escrows.

Rental income for the three and nine months ended September 30, 1996 was $901,581 and $2,743,973, respectively, compared with $962,608 and $3,395,100 for the same periods in 1995. The decreases reflect the sale of Kingston Village and Cedar Bay Village and a decline in occupancy at Tierra Catalina, partially offset by an increase in rental income at Las Colinas as a result of increased occupancy and rental rates.

Property operating expenses were lower for the three and nine months ended September 30, 1996 compared to the same periods in 1995 due to the July 1995 sale of Kingston Village and Cedar Bay Village. The decreases for each period were partially offset by an increase in repairs and maintenance expense at Ridge Park. Interest expense and depreciation and amortization also declined primarily due to the sale of the two properties. General and administrative expenses decreased from the 1995 periods to the 1996 periods as a result of reduced legal fees. During the nine months ended September 30, 1996 and 1995, average occupancy levels at each of the properties were as follows:


          Property                  1996      1995
          Las Colinas I & II         96%       93%
          Ridge Park                 95%       96%
          Tierra Catalina            89%       92%







Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

                (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         HUTTON/CONAM REALTY INVESTORS 81

                         BY:  RI81 REAL ESTATE SERVICES INC.
                              General Partner



Date:  November 14, 1996      BY:  /s/ Paul L. Abbott
                                 Director, President, Chief
                                 Executive Officer and Chief
                                 Financial Officer