Form 10-K
period 1996-12-31
HUTTON CONAM REALTY INVESTORS 81
filed 1997-03-28
CIK 350023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996

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
State or other jurisdiction of                            I.R.S. Employer
incorporation or organization                            Identification No.

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

Portions of Parts I, II, III and IV are incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.

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

From time to time the Registrant expects to sell its real property interests taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. In consideration of these factors and improving market conditions, the General Partners intend to sell the remaining two properties over the next few years. No property will be sold, financed or refinanced by the Registrant without the agreement of both General Partners. Proceeds from any future sale, financing or refinancing of properties will not be reinvested and may be distributed to the General Partners and Limited Partners (sometimes referred to together herein as the "Partners"), so that the Registrant will, in effect, be self-liquidating. If deemed necessary, the Registrant may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Registrant may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Registrant acquired five residential apartment complexes (collectively, the "Properties") either directly or through investments in joint ventures. Two of these, Cedar Bay Village and Kingston Village, were sold on July 20, 1995. A third, Ridge Park Apartments ("Ridge Park") was sold on November 27, 1996. Ridge Park sold for $3,385,000 to an institutional buyer, which is unaffiliated with the Partnership. The selling price was determined by arms length negotiations between the Partnership and the buyer. Consequently, as of December 31, 1996, the Registrant had interests in the Properties as follows: (1) Las Colinas Apartments I and II, a 300-unit apartment complex located in Scottsdale, Arizona; and (2) Tierra Catalina, a 120-unit apartment complex located in Tucson, Arizona. For further information on each of the Properties, see Item 2 of this report, and Note 4 to the Consolidated Financial Statements incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is included as an exhibit under Item 14. Reference is made to Item 7 of this report for a more detailed discussion of the Ridge Park sale.

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


Item 2.  Properties

Below is a description of the Properties and a discussion of current market conditions in each of the areas where the Properties are located. For information on the purchase and sale of the Properties, reference is made to
Note 4 to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14. Average occupancy rates and appraised values of the Partnership's remaining real estate investments are incorporated by reference to the Partnership's Annual Report to Unitholders, for the year ended December 31, 1996, which is included as an exhibit under Item 14.

Las Colinas I & II - Scottsdale, Arizona
This 300-unit apartment community is located in a suburban setting approximately eight miles northwest of downtown Phoenix. The Scottsdale apartment market experienced continued strong competition during 1996, reflecting high levels of construction in the area and notable competition from condominiums and single family houses as affordable prices and low mortgage rates entice renters to buy. City-wide, 5,229 apartment units were permitted during the first six months of 1996, 1,938 of these in the Scottsdale submarket and 1,042 of these had been completed or were currently under construction. Although vacancy rates in Phoenix and the Scottsdale submarket remained low in 1996, declining to 4.4% and 3.5% as of the second quarter, respectively, vacancies are expected to increase with the new construction. While the area's strong population and job growth are likely to absorb much of this new supply, competition for tenants is expected to remain strong.

Tierra Catalina - Tucson, Arizona
This 120-unit apartment community is situated near the "foothills" section of Tucson in the Catalina Foothill submarket. Tierra Catalina competes with a number of apartment complexes and condominium developments within the Tucson area. While Tucson's economy began to slow in 1995 and 1996, construction of multifamily properties has increased significantly. The addition of new properties is beginning to put downward pressure on occupancy rates and limiting rental rate increases. The increased competition has also led to the reemergence of rental incentives. In addition, the multifamily market has been unfavorably impacted by relatively low interest rates which has made home ownership a viable alternative for renters. A local survey of metropolitan Tucson conducted in the second quarter of 1996 showed an average occupancy rate of 88.9% among multifamily properties, down from 91.1% at the same period in 1995. In the Catalina Foothills submarket, where Tierra Catalina is located, occupancy rates declined from 91% in the second quarter of 1995 to 84.5% in the same period in 1996.

Both Las Colinas I & II and Tierra Catalina are encumbered by a mortgage loan. See Note 5 to the Consolidated Financial Statements for a description of such mortgage financing.


Item 3.  Legal Proceedings

The registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                               PART II


Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, the number of Unitholders of record was 3,607.

No established public trading market exists for the Units and it is not anticipated that a market will develop in the future.

Distributions of Net Cash Flow From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions have been made primarily from net operating income with respect to the Registrant's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. Information on cash distributions paid by the Partnership for the past two years is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Reference is made to
Item 7 for a discussion of the General Partners' expectations for future cash distributions.


Item 6.  Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
At December 31, 1996, the Partnership had cash and cash equivalents of $2,741,077, which were invested in unaffiliated money market funds, an increase from $1,499,119 at December 31, 1995. The increase is attributable to net proceeds from the sale of a property and cash provided by operating activities exceeding cash used for distributions and mortgage principal payments. The Partnership also maintains a restricted cash balance, which totaled $351,444 at December 31, 1996, representing escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. Pursuant to the terms of the loans, as costs are incurred for property improvements or when real estate taxes and insurance are due, reimbursements are made from the escrow accounts maintained by the lender to the Partnership. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

On November 27, 1996, the Partnership closed on the sale of Ridge Park. Ridge Park sold for $3,385,000 to Ridge Park Limited Partnership, an Oklahoma limited partnership (the "Buyer"), which is unaffiliated with the Partnership. The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The Partnership received net proceeds of $3,196,264 from the transaction, of which $1,902,666, representing outstanding principal and interest, was used to fully satisfy the Partnership's mortgage obligation on Ridge Park. On February 27, 1997, the General Partners paid a special distribution to the Limited Partners from the net sales proceeds in the amount of $1,291,785 or $16.50 per Unit. RI 81 Services and ConAm Services received $8,699 and $4,349, respectively, as their share of the sales proceeds from the sale of Ridge Park.

The General Partners declared a cash distribution of $2.00 per Unit for the quarter ended December 31, 1996 which was paid to investors on February 5, 1997. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Commencing with the first quarter 1997 distribution, which will be paid on or about May 15, 1997, cash distributions will be reduced to reflect the decline in cash flow resulting from the sale of Ridge Park.

The General Partners continue to perform various improvements at the properties. These improvements include roof repairs at Las Colinas I and II, interior repairs at Tierra Catalina and Las Colinas I and II and other repairs to prepare vacant units for reoccupancy. The General Partners will monitor the need for property improvements on an ongoing basis to keep the properties competitive in their respective markets.

Given the performance of the Partnership's properties, and the improvement in the real estate capital markets which has increased demand by potential buyers, the General Partners have determined that it is in the best interest of the Partnership to attempt to sell the remaining two properties in an orderly manner over the next few years. Assuming these efforts are successful, the General Partners would expect to distribute the sales proceeds and subsequently dissolve the Partnership in 1998 or 1999. However, meeting this objective will be dependent upon a variety of factors, many of which are not within the Partnership's control. Consequently, there can be no assurance that any specific property or all the properties can be sold, that particular prices will be achieved, or that all the properties can be sold within this time frame.

Accounts payable and accrued expenses decreased from $225,751 at December 31, 1995 to $177,414 at December 31, 1996 primarily due to the timing of payments and accruals for audit fees, and lower real estate taxes and legal fees.

On March 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution.


Results of Operations

1996 versus 1995
Partnership operations for the year ended December 31, 1996 resulted in net income of $1,285,707, compared with net income of $1,141,669 in 1995. The increase in net income in 1996 is attributable to the decline in total expenses resulting from the sale of Cedar Bay Village and Kingston Village in July 1995 more than offsetting the corresponding decline in rental income.

Rental income for the year ended December 31, 1996, was $3,622,403 compared with $4,313,044 for 1995. The decrease reflects the sale of Cedar Bay Village and Kingston Village in July 1995, the sale of Ridge Park in November 1996 and lower rental income at Tierra Catalina resulting from a decline in occupancy. Partially offsetting the decrease was an increase in rental income at Las Colinas, due to an increase in rental rates and occupancy. Interest income totaled $91,282 in 1996 compared with $102,535 in 1995. The decrease is attributable to the Partnership maintaining a lower average cash balance in 1996.

Total expenses for the year ended December 31, 1996 were $3,838,600 compared with $4,759,031 in 1995. Property operating expenses decreased from $2,261,179 in 1995 to $1,817,928 in 1996, reflecting the decline in operating expenses primarily resulting from the sale of Cedar Bay Village and Kingston Village. Interest expense and depreciation and amortization also decreased from 1995 to 1996 primarily due to the sale of Cedar Bay Village and Kingston Village. General and administrative expenses decreased from 1995 to 1996 due primarily to lower legal fees and audit fees in 1996.

1995 versus 1994
Partnership operations for the year ended December 31, 1995 resulted in net income of $1,141,669, compared with a net loss of $252,627 in 1994. The change from net loss in 1994 to net income in 1995 was primarily due to the gain on the sale of Cedar Bay Village and Kingston Village, partially offset by the resulting decrease in rental income. Excluding the gain recognized on the sale of the properties, the loss from operations in 1995 increased from 1994 as a result of the sale, higher repairs and maintenance expenses and legal expenses associated with the offer for the limited partnership units.

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

The average occupancy levels at each of the remaining Properties for the years ended December 31, 1996, 1995 and 1994 were as follows:


                                 Twelve Months Ended December 31,
          Property                      1996    1995    1994
          Las Colinas I & II            96%     93%     96%
          Tierra Catalina               90%     93%     96%



Item 8.  Financial Statements and Supplementary Data

The Financial Statements are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to pages F-1 and F-2 of this report.


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

                Name                    Office

                Paul L. Abbott          Director, President, Chief Financial
                                        Officer and Chief Executive Officer
                Donald E. Petrow        Vice President
                David Sclafani          Vice President

Paul L. Abbott, 51, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Donald E. Petrow, 40, is a First Vice President of Lehman Brothers Inc. Since March 1989, he has been responsible for the investment management and restructuring of various investment portfolios, including but not limited to, federal insured mortgages, tax exempt bonds, multifamily and commercial real estate. From November 1981 to February 1989, Mr. Petrow, as Vice President of Lehman, was involved in investment banking activities relating to partnership finance and acquisitions. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A in Finance from Pace University.

David Sclafani, 24, is an Associate of Lehman Brothers Inc. Mr. Sclafani joined Lehman Brothers in March 1996 and is responsible for the investment management and restructuring of various limited partnerships holding multi-family real estate. Prior to joining Lehman Brothers, Mr. Sclafani worked in the real estate finance department of a major foreign bank managing performing and non-performing loans. Mr. Sclafani holds a B.S. Degree in Finance from Siena College in Loudonville, N.Y.


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

Daniel J. Epstein, 57, has been the President and a Director of ConAm Development and ConAm Management (or its predecessor firm) and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. Prior to that time Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 46, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 38, is a Senior Vice President and Chief Financial Officer of ConAm Management, and has been with the company since 1988. His responsibilities include the accounting, treasury and data processing functions of the organization. Mr. Svatos is part of the firm's due diligence team, analyzing a broad range of projects for ConAm Management's fee client base. Prior to joining ConAm Management, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. Mr. Svatos is a Certified Public Accountant.

Ralph W. Tilley, 42, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 39, currently serves as an Executive Vice President of ConAm Management Corporation. He is responsible for property acquisition and disposition on a nationwide basis. Additionally, he is involved with the company's real estate development activities. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.




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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1996, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. The General Partners own 200 Units (134 owned by RI 81 Services and 66 owned by ConAm Services), as required by the terms of the offering described in the Prospectus of Registrant dated June 24, 1981 (the "Prospectus"), contained in Amendment No. 2 to Registrant's Registration Statement No. 2-70331, filed June 24, 1981 and in Amendment No. 1 to Registrant's Registration Statement, No. 2-73558, filed August 20, 1981.

Daniel J. Epstein, President and Director of ConAm Services, owned twenty Units as of December 31, 1996. No other directors or executive officers of the General Partners own any Units.

Item 13.  Certain Relationships and Related Transactions

RI 81 Services and ConAm Services received $43,495 and $39,144, respectively, as its allocable share of Net Cash from Operations with respect to the year ended December 31, 1996, pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant. Of those amounts, RI 81 Services and ConAm Services received $8,699 and $4,349, respectively, as their share of the sales proceeds from the sale of Ridge Park Apartments in November 1996. Pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant, for the year ended December 31, 1996, $69,591 of Registrant's net income was allocated to the General Partners ($34,795.50 to RI 81 Services and $34,795.50 to ConAm Services). For a description of the share of net cash from operations and the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 72-74 of the Prospectus, under the section captioned "Profit and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

The Registrant has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to select resident managers and monitor their performance. ConAm Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses and related services. For such services, ConAm Management is entitled to receive a management fee as described under the sections captioned "Investment Objectives and Policies--Management of Properties" on pages 32 through 33 of the Prospectus, which section is incorporated herein by reference thereto. A summary of property management fees earned by ConAm Management during the past three years is incorporated by reference to Note 6 to the Consolidated Financial Statements, incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of the Registrant's Amended and Restated Certificate and Agreement of Limited Partnership, the General Partners and their affiliates may be reimbursed by the Registrant for certain of their costs as described on page 16 of the Prospectus, which description is incorporated herein by reference. First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 6 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1996, which is filed as an exhibit under Item 14.


                               PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
                                                                   Page
(a)(1) Financial Statements:                                      Number

      Consolidated Balance Sheets - December 31, 1996 and 1995     (1)

      Consolidated Statements of Partners' Capital
        (Deficit) - For the years ended December 31, 1996,
        1995 and 1994                                              (1)

      Consolidated Statements of Operations - For the
        years ended December 31, 1996, 1995 and 1994               (1)

      Consolidated Statements of Cash Flows - For the
        years ended December 31, 1996, 1995 and 1994               (1)

      Notes to the Consolidated Financial Statements               (1)

      Report of Independent Accountants                            (1)

(a)(3) Financial Statement Schedule:

      Schedule III - Real Estate and Accumulated Depreciation     F-1

      Report of Independent Accountants on Schedule III           F-2


(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

(a)(3)  Exhibits:

        (3) Amended and Restated Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated June 24, 1981 (the "Prospectus"), contained in Amendment No. 2 to Registration Statement, No. 2-70331, of Registrant filed June 24, 1981, (the "Registration Statement"), and in Amendment No. 1 to Registration Statement, No. 2-73558, of Registrant filed August 20, 1981).

        (4) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit B to the Prospectus).

    (10)(A) Financing Documents relating to Las Colinas I and II (Promissory Note, Deed of Trust, Assignment of Rents and Leases) (included as, and incorporated herein by reference to, Exhibit 10-I to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission file No. 0-10223)).

        (B) Financing Documents relating to Ridge Park (Promissory Note, Deed of Trust, Assignment of Rents and Leases) (included as, and incorporated herein by reference to, Exhibit 10-J to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission file No. 0- 10223)).

        (C) Financing Documents relating to Tierra Catalina (Promissory Note, Deed of Trust, Assignment of Rents and Leases) (included as, and incorporated herein by reference to, Exhibit 10-K to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission file No. 0- 10223)).

        (D) Settlement Agreement by and among the Managing Joint Venturers and the Epoch Joint Venturers dated July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.I to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0- 10223)).

        (E) Agreement of Limited Partnership of RI-81 Las Colinas Limited Partnership dated as of July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0-10223)).

        (F) Agreement of Limited Partnership of RI-81 Tierra Catalina Limited Partnership dated as of July 1, 1992 (included as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0- 10223)).

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

       (13) Annual Report to Unitholders for the year ended December 31, 1996.

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

     (b)  Reports on Form 8-K:

        On December 12, 1996, the Partnership filed a Form 8-K on the closing of the Ridge Park sale.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 26, 1997
                         HUTTON/CONAM REALTY INVESTORS 81

                         BY:    RI 81 Real EstateServices Inc.
                                General Partner


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



                         RI 81 REAL ESTATE SERVICES INC.
                         A General Partner




Date:  March 26, 1997
                         BY:  /S/  Paul L. Abbott
                                   Paul L. Abbott
                                   Director, President, Chief Executive
                                   Officer and Chief Financial Officer




Date:  March 26, 1997
                         BY:  /S/  Donald Petrow
                                   Donald Petrow
                                   Vice President




Date:  March 26, 1997
                         BY:  /S/  David Sclafani
                                   David Sclafani
                                   Vice President


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



                         CONAM PROPERTY SERVICES, LTD.
                         A General Partner

                         By:  Continental American Development, Inc.
                              General Partner



Date:  March 26, 1997
                         BY:  /S/  Daniel J. Epstein
                                   Daniel J. Epstein
                                   Director and President





Date:  March 26, 1997
                         BY:  /S/  E. Scott Dupree
                                   E. Scott Dupree
                                   Vice President/Director





Date:  March 26, 1997
                         BY:  /S/  Robert J. Svatos
                                   Robert J. Svatos
                                   Vice President/Director





Date:  March 26, 1997
                         BY:  /S/  Ralph W. Tilley
                                   Ralph W. Tilley
                                   Vice President




Date:  March 26, 1997
                         BY:  /S/  J. Bradley Forrester
                                   J. Bradley Forrester
                                   Vice President
</TEXT