Form 10-Q
period 1997-03-31
HUTTON CONAM REALTY INVESTORS 81
filed 1997-05-20
CIK 350023

Hutton/ConAm Realty Investors 81
                    and Consolidated Ventures

        United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

         X   Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 1997

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



Consolidated Balance Sheets                  At March 31,     At December 31,
                                                    1997                1996
Assets
Investments in real estate:
  Land                                       $ 3,630,175         $ 3,630,175
  Buildings and improvements                  17,975,267          17,975,267
                                              ------------------------------
                                              21,605,442          21,605,442
  Less accumulated depreciation              (10,483,135)        (10,303,382)
                                              ------------------------------
                                              11,122,307          11,302,060
Cash and cash equivalents                      1,477,463           2,741,077
Restricted cash                                  450,742             351,444
Mortgage fees, net of accumulated
  amortization of $232,767 in 1997 and
  $220,063 in 1996                               122,950             135,654
Other assets                                       8,932              14,292
                                              ------------------------------
        Total Assets                         $13,182,394         $14,544,527
                                              ==============================

Liabilities and Partners' Capital
Liabilities:
  Mortgages payable                          $ 9,915,731         $ 9,943,036
  Distribution payable                           160,929           1,478,811
  Accounts payable and accrued expenses          241,368             177,414
  Security deposits                               72,943              71,858
  Due to general partners and affiliates          13,992              13,045
                                              ------------------------------
        Total Liabilities                     10,404,963          11,684,164

Partners' Capital (Deficit):
  General Partners                              (201,261)           (201,261)
  Limited Partners                             2,978,692           3,061,624
                                              ------------------------------
        Total Partners' Capital                2,777,431           2,860,363
        Total Liabilities and
        Partners' Capital                    $13,182,394         $14,544,527
                                              ==============================



Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                            General       Limited
                                           Partners      Partners        Total

Balance at December 31, 1996            $  (201,261)  $ 3,061,624  $ 2,860,363
Net income                                   16,093        61,904       77,997
Cash distributions                          (16,093)     (144,836)    (160,929)
                                          ------------------------------------
Balance at March 31, 1997               $  (201,261)  $ 2,978,692  $ 2,777,431
                                          ====================================



Consolidated Statements of Operations
For the three months ended March 31,                    1997            1996

Income
Rental                                            $  804,210      $  912,030
Interest and other                                    37,423          24,955
                                                   -------------------------
        Total Income                                 841,633         936,985
Expenses
Property operating                                   310,446         466,170
Interest                                             211,097         252,623
Depreciation and amortization                        192,457         228,697
General and administrative                            49,636          46,640
                                                   -------------------------
        Total Expenses                               763,636         994,130
        Net Income (Loss)                         $   77,997      $  (57,145)
                                                   =========================
Net Income (Loss) Allocated:
To the General Partners                           $   16,093      $     (571)
To the Limited Partners                               61,904         (56,574)
                                                   -------------------------
                                                  $   77,997      $  (57,145)
                                                   =========================
Per limited partnership unit
(78,290 outstanding)                                    $.79           $(.72)



Consolidated Statements of Cash Flows
For the three months ended March 31,                    1997            1996
Cash Flows From Operating Activities:
Net income (loss)                                 $   77,997      $  (57,145)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization                     192,457         228,697
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Fundings to restricted cash                  (99,298)        (95,761)
        Other assets                                   5,360           9,355
        Accounts payable and accrued expenses         63,954          17,745
        Security deposits                              1,085           5,434
        Due to general partners and affiliates           947             189
                                                   -------------------------
Net cash provided by operating activities            242,502         108,514
                                                   -------------------------
Cash Flows From Financing Activities:
Distributions                                     (1,478,811)       (173,978)
Mortgage principal payments                          (27,305)        (30,066)
                                                   -------------------------
Net cash used for financing activities            (1,506,116)       (204,044)
Net decrease in cash and cash equivalents         (1,263,614)        (95,530)
Cash and cash equivalents, beginning of period     2,741,077       1,499,119
Cash and cash equivalents, end of period          $1,477,463      $1,403,589
                                                   =========================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest          $  211,097      $  252,623



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partner's capital (deficit) for the three months ended March 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash and cash equivalents of $1,477,463, which were invested in unaffiliated money market funds, compared with $2,741,077 at December 31, 1996. The decrease is primarily due to the payment on February 27, 1997 of a cash distribution in the amount of $1,291,785 or $16.50 per Unit, representing the net proceeds from the sale of Ridge Park. The Partnership also maintains a restricted cash balance, which totaled $450,742 at March 31, 1997, representing escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. Pursuant to the terms of the loans, as costs are incurred for property improvements or when real estate taxes and insurance are due, reimbursements are made from the escrow accounts maintained by the lender to the Partnership. The increase in restricted cash is attributable to payments made to the escrow accounts for real estate taxes and property improvements. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

The General Partners declared a cash distribution of $1.85 per Unit for the quarter ended March 31, 1997 which will be paid to investors on or about May 15, 1997. This represents a decrease from $2.00 per Unit in the prior quarter as a result of the decline in cash flow resulting from the sale of Ridge Park. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

The General Partners continue to perform various improvements at the properties. These improvements include carpet and appliance replacement in selected units and other repairs to prepare vacant units for reoccupancy. These improvements will be funded from the Partnership's cash reserves. The General Partners will monitor the need for property improvements on an ongoing basis to keep the properties competitive in their respective markets.

Results of Operations

Partnership operations for the three months ended March 31, 1997 resulted in net income of $77,997 compared with a net loss of $57,145 in the corresponding period in 1996. The change from net loss to net income is primarily due to a decrease in property operating, interest and depreciation and amortization expense resulting from the sale of Ridge Park. These decreases more than offset the reduction in rental income. Net cash provided by operating activities was $242,502 for the three months ended March 31, 1997 compared with $108,514 for the same period in 1996. The increase in net cash flow was primarily attributable to the decreases in property operating and interest expense.

Rental income for the three months ended March 31, 1997 was $804,210 compared with $912,030 in the first quarter of 1996.
The decrease reflects the sale of Ridge Park, and was partially offset by increases in rental income at both of the Partnership's remaining properties.

Property operating, interest and depreciation and amortization expenses for the three months ended March 31, 1997 decreased from the corresponding period in 1996, primarily due to the sale of Ridge Park. Additionally, the decrease in property operating expense was also due to decreases in repairs and maintenance expenses at the Partnership's two remaining properties.

General and administrative expense totaled $49,636 for the three months ended March 31, 1997 compared with $46,640 for the corresponding period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 81 Real Estate Services, Inc. in prior periods, were reimbursed to RI 81 Real Estate Services, Inc. and its affiliates.

During the first three months of 1997 and 1996, average occupancy levels at each of the properties were as follows:

          Property                  1997      1996
          Las Colinas I & II         98%       96%
          Tierra Catalina            92%       91%

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits

                 (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         HUTTON/CONAM REALTY INVESTORS 81

                    BY:  RI81 REAL ESTATE SERVICES INC.
                         General Partner


Date:  May 20, 1997      BY: /s/ Paul L. Abbott
                             Director, President, Chief Executive
                             Officer and Chief Financial Officer