Form 10-Q
period 1997-06-30
HUTTON CONAM REALTY INVESTORS 81
filed 1997-08-14
CIK 350023

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X   Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended June 30, 1997

                                or

             Transition Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

             For the Transition period from ______  to ______


                   Commission File Number: 0-10223

                HUTTON/CONAM REALTY INVESTORS 81
      Exact Name of Registrant as Specified in its Charter


         California
State or Other Jurisdiction of              13-3069026
Incorporation or Organization     I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson           10285
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



Consolidated Balance Sheets
                                              At June 30,      At December 31,
                                                    1997                 1996
Assets
Investments in real estate:
  Land                                       $ 3,630,175          $ 3,630,175
  Buildings and improvements                  17,975,267           17,975,267
                                              21,605,442           21,605,442
  Less accumulated depreciation              (10,662,887)         (10,303,382)
                                              10,942,555           11,302,060
Cash and cash equivalents                      1,431,046            2,741,077
Restricted cash                                  374,839              351,444
Mortgage fees, net of
 accumulated amortization of $245,471
 in 1997 and $220,063 in 1996                    110,246              135,654
Other assets                                      21,080               14,292
        Total Assets                         $12,879,766          $14,544,527

Liabilities and Partners' Capital
Liabilities:
  Mortgage payable                           $ 9,887,842          $ 9,943,036
  Distribution payable                           160,929            1,478,811
  Accounts payable and accrued expenses          178,604              177,414
  Security deposits                               76,087               71,858
  Due to general partners and affiliates          12,728               13,045
        Total Liabilities                     10,316,190           11,684,164
Partners' Capital (Deficit):
  General Partners                              (201,261)            (201,261)
  Limited Partners                             2,764,837            3,061,624
        Total Partners' Capital                2,563,576            2,860,363
        Total Liabilities and
        Partners' Capital                    $12,879,766          $14,544,527




Consolidated Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                        General        Limited
                                       Partners       Partners          Total

Balance at January 1, 1996          $  (201,261)   $ 3,061,624    $ 2,860,363
Net income                               32,186         (7,115)        25,071
Cash distributions                      (32,186)      (289,672)      (321,858)
Balance at June 30, 1997            $  (201,261)   $ 2,764,837    $ 2,563,576



Consolidated Statements of Operations
                                      Three months              Six Months
                                     ended June 30,            ended June 30,
                                   1997         1996         1997        1996
Income
Rental                        $ 773,527    $ 915,889  $ 1,577,737  $ 1,827,918
Interest and other               20,550       23,507       57,973       48,463
     Total Income               794,077      939,396    1,635,710    1,876,381
Expenses
Property operating              398,412      414,526      708,858      880,696
Interest                        210,513      251,983      421,610      504,606
Depreciation and amortization   192,457      228,696      384,913      457,393
General and administrative       45,621       51,543       95,258       98,183
     Total Expenses             847,003      946,748    1,610,639    1,940,878
        Net Income (Loss)     $ (52,926)   $  (7,352) $    25,071  $   (64,497)
Net Income (Loss) Allocated:
To the General Partners       $    (529)   $     (74) $    32,186  $      (645)
To the Limited Partners         (52,397)      (7,278)      (7,115)     (63,852)
                              $ (52,926)   $  (7,352) $    25,071  $   (64,497)
Per limited partnership unit
(78,290 outstanding)              $(.67)       $(.09)       $(.09)       $(.82)



Consolidated Statements of Cash Flows
For the six months ended June 30,                         1997           1996
Cash Flows From Operating Activities:
Net Income (loss)                                     $ 25,071      $ (64,497)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
   Depreciation and amortization                       384,913        457,393
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Fundings to restricted cash                   (198,283)      (225,961)
        Release of restricted cash                     174,888        231,173
        Other assets                                    (6,788)        18,710
        Accounts payable and accrued expenses            1,190         (9,929)
        Security deposits                                4,229          4,894
        Due to general partners and affiliates            (317)           (81)
Net cash provided by operating activities              384,903        411,702
Cash Flows From Financing Activities:
Distributions                                       (1,639,740)      (347,956)
Mortgage principal payments                            (55,194)       (60,771)
Net cash used for financing activities              (1,694,934)      (408,727)
Net increase (decrease) in cash and
 cash equivalents                                   (1,310,031)         2,975
Cash and cash equivalents, beginning of period       2,741,077      1,499,119
Cash and cash equivalents, end of period           $ 1,431,046    $ 1,502,094

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest           $   421,610    $   504,606




Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996, and the statement of partners' capital (deficit) for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):




Part I, Item 2 Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1997, the Partnership had cash and cash equivalents of $1,431,046 which were invested in unaffiliated money market funds, compared with $2,741,077 at December 31, 1996. The decrease is primarily due to cash used for distributions and mortgage principal payments exceeding cash provided by operating activities, and a decrease in cash flow from operations due to the sale of Ridge Park Apartments in November 1996. The Partnership also maintains a restricted cash balance, which totaled $374,839 at June 30, 1997, representing escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. Pursuant to the terms of the loans, as costs are incurred for property improvements or when real estate taxes and insurance are due, reimbursements are made from the escrow accounts maintained by the lender to the Partnership. The increase in restricted cash is attributable to payments made to the escrow accounts for real estate taxes and property improvements. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

The General Partners declared a cash distribution of $1.85 per Unit for the quarter ended June 30, 1997 which will be paid to investors on or about August 19, 1997. The distribution level was reduced beginning in the first quarter of 1997 from $2.00 per unit in the fourth quarter of 1996 as a result of the decline in cash flow resulting from the sale of Ridge Park in November 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

The General Partners continue to perform various improvements at the Partnership's two remaining properties; Las Colinas I & II and Tierra Catalina. These improvements include carpet and appliance replacement in selected units and other repairs to prepare vacant units for reoccupancy. These improvements will be funded from the Partnership's cash reserves. The General Partners will monitor the need for property improvements on an ongoing basis to keep the properties competitive in their respective markets.

Results of Operations

Partnership operations for the three and six months ended June 30, 1997 resulted in a net loss of $52,926 and net income of $25,071, respectively, compared to net losses of $7,352 and $64,497 for the corresponding periods in 1996. The increase in net loss for the three-month period is primarily attributable to a decrease in rental income due to the sale of Ridge Park in November 1996. The change from net loss to net income for the sixth-month period is primarily due to a decrease in property operating, interest and depreciation and amortization expenses resulting from the sale of Ridge Park. These decreases more than offset the reduction in rental income. Net cash provided by operating activities was $384,903 for the six months ended June 30, 1997 compared with $411,702 for the same periods in 1996.
The decrease in net cash flow provided by operating activities is primarily attributable to a decrease in the release of restricted cash as a result of the Partnership owning one fewer property during the first six months of 1997. The Partnership's restricted cash balance represents escrows for insurance, real estate taxes, and property replacements and repairs.

Rental income for the three and six months ended June 30, 1997 was $773,527 and 1,577,737, respectively, compared with $915,889 and $1,827,918 in the corresponding periods of 1996. The decreases for both periods reflect the sale of Ridge Park in November 1996.

Property operating, interest and depreciation and amortization expenses for the three and six months ended June 30, 1997 decreased from the corresponding periods in 1996, primarily due to the sale of Ridge Park. Additionally, the decrease in property operating expense was also due to decreases in repairs and maintenance expenses at the Partnership's two remaining properties.

General and administrative expense for the three and six months ended June 30, 1997 was $45,621 and $95,258 compared with $51,543 and $98,183 for the corresponding periods in 1996. The decreases for both periods are primarily attributable to a decrease in legal costs incurred by the Partnership during the 1997 periods as compared to the 1996 periods. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RI 81 Real Estate Services, Inc. in prior periods, were reimbursed to RI 81 Real Estate Services, Inc. and its affiliates.

During the first six months of 1997 and 1996, average occupancy levels at each of the properties were as follows:

          Property                  1997      1996
          Las Colinas I & II         96%       96%
          Tierra Catalina            89%       89%



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits

                     (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.




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



                              HUTTON/CONAM REALTY INVESTORS 81

                         BY:  RI81 REAL ESTATE SERVICES INC.
                              General Partner



Date:  August 13, 1997        BY:  /s/ Paul L. Abbott
                                   Director, President, Chief Executive
                                   Officer and Chief Financial Officer