Form 10-Q
period 1997-09-30
CONAM REALTY INVESTORS 81 L P
filed 1997-11-14
CIK 350023

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
X     Quarterly Report Pursuant to Section 13 or
      15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

or

      Transition Report Pursuant to Section 13 or
      15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-10223

                        CONAM REALTY INVESTORS 81, L.P.
                               formerly known as
                        HUTTON/CONAM REALTY INVESTORS 81
             (Exact name of registrant as specified in its charter)


California                                  13-3069026
State or Other Jurisdiction of              I.R.S Employer Identification No.
Incorporation or Organization



1764 San Diego Avenue                                   92110-1906
San Diego, CA 92110  Attn: Robert J. Svatos              Zip Code
Address of Principal Executive Offices


                                 (619) 297-6771
               Registrant's Telephone Number, Including Area Code




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____


Consolidated Balance Sheets       At September 30,       At December 31,
                                             1997                  1996
Assets
Investments in real estate:
  Land                                $ 3,630,175           $ 3,630,175
  Buildings and improvements           17,975,267            17,975,267
                                       21,605,442            21,605,442
  Less accumulated depreciation       (10,842,640)          (10,303,382)
                                       10,762,802            11,302,060
Cash and cash equivalents               1,421,832             2,741,077
Restricted cash                           454,974               351,444
Mortgage fees, net of accumulated
amortization of $258,175 in 1997
and $220,063 in 1996                       97,542               135,654
Other assets                               16,305                14,292
        Total Assets                 $ 12,753,455          $ 14,544,527
Liabilities and Partners' Capital
Liabilities:
  Mortgage payable                   $  9,859,357          $  9,943,036
  Distribution payable                    160,929             1,478,811
  Accounts payable and accrued expenses   266,919               177,414
  Security deposits                        80,665                71,858
  Due to general partners and affiliates   13,554                13,045
        Total Liabilities              10,381,424            11,684,164
Partners' Capital (Deficit):
  General Partners                       (201,261)             (201,261)
  Limited Partners                      2,573,292             3,061,624
        Total Partners' Capital         2,372,031             2,860,363
        Total Liabilities and
        Partners' Capital            $ 12,753,455          $ 14,544,527






Consolidated Statement of Partners' Capital (Deficit)
For the nine months
ended September 30, 1997                General       Limited
                                        Partners      Partners      Total
Balance at December 31, 1996         $  (201,261) $ 3,061,624 $ 2,860,363
Net income (loss)                         48,279      (53,824)     (5,545)
Cash distributions                       (48,279)    (434,508)   (482,787)
Balance at September 30, 1997        $  (201,261) $ 2,573,292 $ 2,372,031

Consolidated Statements of Operations
                                Three months ended         Nine months ended
                                    September 30,             September 30,
                                   1997      1996           1997        1996
Income
Rental                      $   792,079  $ 901,581    $ 2,369,816 $ 2,743,973
Interest and other               20,807     33,433         78,780      67,422
        Total Income            812,886    935,014      2,448,596   2,811,395
Expenses
Property operating              398,701    468,058      1,107,559   1,348,754
Interest                        209,916    251,330        631,526     755,936
Depreciation and amortization   192,457    228,696        577,370     686,089
General and administrative       42,428     40,752        137,686     138,935
        Total Expenses          843,502    988,836      2,454,141   2,929,714
        Net Loss             $  (30,616) $ (53,822)   $    (5,545) $ (118,319)
Net Income (Loss) Allocated:
To the General Partners      $   16,093  $    (538)   $    48,279  $   (1,183)
To the Limited Partners         (46,709)   (53,284)       (53,824)   (117,136)
                             $  (30,616) $ (53,822)   $    (5,545) $ (118,319)
Per limited partnership unit:
(78,290 outstanding)              $(.60)     $(.68)         $(.69)     $(1.50)



Consolidated Statements of Cash Flows
For the nine months ended September 30,          1997             1996
Cash Flows From Operating Activities:
Net loss                                     $ (5,545)      $ (118,319)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization              577,370          686,089
   Increase (decrease) in cash arising
   from changes in operating assets and
   liabilities:
  Fundings to restricted cash                (297,707)        (339,143)
  Release of restricted cash                  194,177          262,469
  Other assets                                 (2,013)             592
  Accounts payable and accrued expenses        89,505           56,269
  Security deposits                             8,807            8,108
  Due to general partners and affiliates          509            6,872
Net cash provided by operating activities     565,103          562,937

Cash Flows From Financing Activities:
Distributions                              (1,800,669)       (521,933)
Mortgage principal payments                   (83,679)        (92,131)
Net cash used for financing activities     (1,884,348)       (614,064)
Net decrease in cash and cash equivalents  (1,319,245)        (51,127)
Cash and cash equivalents,
beginning of period                         2,741,077       1,499,119
Cash and cash equivalents, end of period  $ 1,421,832     $ 1,447,992
Supplemental Disclosure of
Cash Flow Information:
Cash paid during the period for interest  $   631,526       $ 755,936

Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996, and the statement of partners' capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event occurred subsequent to fiscal year 1996 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5):

ConAm Property Services, Ltd. ("CPS") and RI 81 Real Estate Services, Inc. ("RI 81") have served as co-general partners of ConAm Realty Investors 81, L.P. (the "Partnership") since its inception. On October 23, 1997, CPS acquired RI 81's co-general partner interest in the Partnership pursuant to a Purchase Agreement between CPS and RI 81 dated August 29, 1997. As a result, CPS will now serve as the sole general partner of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 81 to ConAm Realty Investors 81, L.P. The purchase of RI 81's interest by CPS will not affect the Partnership's operations. See Part II, Item 5 contained herein for additional information.


Part I, Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources
At September 30, 1997, the Partnership had cash and cash equivalents of $1,421,832 which were invested in unaffiliated money market funds, compared with $2,741,077 at December 31, 1996. The decrease is primarily due to cash used for distributions (including the special distribution in connection with the Ridge Park sale) and mortgage principal payments exceeding cash provided by operating activities, and a decrease in cash flow from operations due to the sale of Ridge Park Apartments in November 1996. The Partnership also maintains a restricted cash balance, which totaled $454,974 at September 30, 1997, representing escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. Pursuant to the terms of the loans, as costs are incurred for property improvements or when real estate taxes and insurance are due, reimbursements are made from the escrow accounts maintained by the lender to the Partnership. The increase in restricted cash is attributable to payments made to the escrow accounts for real estate taxes and property improvements. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

The General Partner declared a cash distribution of $1.85 per Unit for the quarter ended September 30, 1997 which will be paid to investors on or about November 14, 1997. The distribution level was reduced beginning in the first quarter of 1997 from $2.00 per unit in the fourth quarter of 1996 as a result of the decline in cash flow resulting from the sale of Ridge Park in November 1996. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

The General Partner continues to perform various improvements at the Partnership's two remaining properties, Las Colinas I & II and Tierra Catalina. These improvements include carpet and appliance replacement in selected units and other repairs to prepare vacant units for occupancy. These improvements are funded from the Partnership's cash reserves. The General Partner will monitor the need for property improvements on an ongoing basis to keep the properties competitive in their respective markets.

Accounts payable and accrued expenses totaled $266,919 at September 30, 1997, compared to $177,414 at December 31, 1996. The increase is primarily attributable to the timing of payments and accruals for real estate taxes.

Results of Operations
Partnership operations for the three and nine months ended September 30, 1997 resulted in net losses of $30,616 and $5,545, respectively, compared to net losses of $53,822 and $118,319 for the corresponding periods in 1996. The decreases in net loss for both periods are primarily attributable to a decrease in property operating, interest and depreciation and amortization expenses resulting from the sale of Ridge Park. These decreases were partially offset by a reduction in rental income resulting from the sale of Ridge Park. Net cash provided by operating activities was $565,103 for the nine months ended September 30, 1997, largely unchanged from $562,937 for the same period in 1996.

Rental income for the three and nine months ended September 30, 1997 was $792,079 and $2,369,816, respectively, compared with $901,581 and $2,743,973 in the corresponding periods of 1996. The decreases for both periods reflect the sale of Ridge Park in November 1996.

Property operating, interest and depreciation and amortization expenses for the three and nine months ended September 30, 1997 decreased from the corresponding periods in 1996, primarily due to the sale of Ridge Park.

During the first nine months of 1997 and 1996, average occupancy levels at each of the properties were as follows:
Property                      1997      1996
Las Colinas I & II             96%       96%
Tierra Catalina                90%       89%


Part II   Other Information

Items 1-4 Not applicable.

Item 5    Other Information
          ConAm Property Services, Ltd. ("CPS") and RI 81 Real Estate Services, Inc. ("RI 81") have served as co general partners of ConAm Realty Investors 81, L.P. (the "Partnership") since its inception. On October 23, 1997, CPS acquired RI 81's co-general partner interest in the Partnership pursuant to a Purchase Agreement between CPS and RI 81 dated August 29, 1997. As a result, CPS will now serve as the sole general partner of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 81 to ConAm Realty Investors 81, L.P. The purchase of RI 81's interest by CPS will not affect the Partnership's operations.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

                 (27) Financial Data Schedule

          (b) Reports on Form 8-K - On October 31, 1997, a current report on Form 8-K was filed reporting the CPS acquisition of the RI 81 co-general partner interest, as discussed in Item 5 above.




                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CONAM REALTY INVESTORS 81 L.P.
                         CONAM PROPERTY SERVICES Ltd
                         General Partner

                         BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                              General Partner

Date: November 14, 1997  BY:  /s/ Daniel J. Epstein
                              Director, President, and Principal
                              Executive Officer

Date:  November 14, 1997 BY:  /s/ Robert J. Svatos
                              Chief Financial Officer