Form 10-K
period 1997-12-31
CONAM REALTY INVESTORS 81 L P
filed 1998-03-31
CIK 350023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the transition period _____ to _____

                        Commission file number:  0-10223

                         CONAM REALTY INVESTORS 81 L.P.
                               formerly known as
                        HUTTON/CONAM REALTY INVESTORS 81
              Exact name of Registrant as specified in its charter


       California                                      13-3069026
State or other jurisdiction of            I.R.S. Employer Identification No.
incorporation or organization



1764 San Diego Avenue                                    92110
San Diego, CA  Attn:  Robert J. Svatos                  Zip code
Address of principal executive offices

Registrant's telephone number, including area code: (619) 297-6771

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

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997. PART I





Item 1.  Business

General Description of Business and Objectives

This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in or contemplated by the forward-looking statements as a result of a number of factors, including those identified herein.

ConAm Realty Investors 81 L.P., formerly Hutton/ConAm Realty Investors 81 (the "Partnership") is a California limited partnership formed on April 30, 1981. ConAm Property Services Ltd. ("CPS"), a California limited partnership, and RI 81 Real Estate Services Inc. ("RI 81"), a Delaware corporation, were the original co-general partners of the Partnership. On October 8, 1997, CPS acquired RI 81's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase Agreement between CPS and RI 81 dated August 29, 1997. As a result, CPS now serves as the sole general partner (the "General Partner") of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 81 to ConAm Realty Investors 81 L.P.

The Partnership was organized to engage in the business of acquiring, operating and holding for investment multi-family residential properties. The Partnership originally invested in two joint ventures and three limited partnerships, each of which was formed to own a specified property. As described below, three properties have been sold. Funds held as a working capital reserve are invested in unaffiliated money market funds or other highly liquid short-term investments where there is appropriate safety of principal in accordance with the Partnership's investment objectives and policies.

The Partnership's principal investment objectives with respect to its interests in real property are:

(1)    capital appreciation;

(2) distributions of net cash from operations attributable to rental income; and

(3)    preservation and protection of capital.

Distribution of net cash from operations is the Partnership's objective during its operational phase, while preservation and appreciation of capital are the Partnership's long-term objectives. The attainment of the Partnership's objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's properties are located, especially with regard to achievement of capital appreciation.

From time to time the Partnership expects to sell its real property interests taking into consideration such factors as the amount of appreciation in value, if any, to be realized and the possible risks of continued ownership. Proceeds from any future sale, financing or refinancing of properties will not be reinvested and may be distributed to the Limited Partners and General Partner (sometimes referred to together herein as the "Partners"), so that the Partnership will, in effect, be self-liquidating. If deemed necessary, the Partnership may retain a portion of the proceeds from any sale, financing or refinancing as capital reserves. As partial payment for properties sold, the Partnership may receive purchase money obligations secured by mortgages or deeds of trust. In such cases, the amount of such obligations will not be included in Net Proceeds From Sale or Refinancing (distributable to the Partners) until and only to the extent the obligations are realized in cash, sold or otherwise liquidated.

Originally, the Partnership utilized the net proceeds of its public offering to acquire five residential apartment complexes (collectively, the "Properties") either directly or through investments in joint ventures, as follows: (1) Las Colinas Apartments I and II, a 300-unit apartment complex located in Scottsdale, Arizona; (2) Tierra Catalina, a 120-unit apartment complex located in Tucson, Arizona; (3) Ridge Park, a 100-unit apartment complex located in Tulsa, Oklahoma; (4) Cedar Bay Village, a 42-unit apartment complex located in Altamonte Springs, Florida; and (5) Kingston Village, a 120-unit complex located in Altamonte Springs, Florida. On July 20, 1995, Cedar Bay Village and Kingston Village were sold to an unaffiliated institutional buyer for $1,410,622 and $5,370,000, respectively. On November 27, 1996, Ridge Park Apartments was sold to an unaffiliated institutional investor for $3,385,000.

The Partnership's mortgage loans secured by Las Colinas I and II and Tierra Catalina were refinanced in August 1992 and mature in September 1999. For information concerning the Partnership's current mortgage indebtedness, see
Note 5, "Mortgages Payable," of the Notes to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

The Partnership considers itself to be engaged in only one industry segment, real estate investment.

Competition

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties, especially during periods of low mortgage interest rates. The Partnership competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the Properties reflect some seasonality, which is typical of these markets. In some cases, Partnership properties may compete with properties owned by other partnerships affiliated with the General Partner.

For a discussion of current market conditions in the areas where the Partnership's Properties are located, reference is made to the Partnership's 1997 Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

Employees

The Partnership has no employees. Services are provided by CPS, ConAm Management Corporation ("ConAm Management"), an affiliate of CPS, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Partnership has entered into property management agreements pursuant to which ConAm Management provides management services with respect to the Properties. First Data Investor Services Group has been retained by the Partnership to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. Effective January 1, 1998, the accounting functions of the Partnership have been transferred to the firm of Brock, Tibbetts & Snell, an unaffiliated company located in San Diego, California. See Item 13, "Certain Relationships and Related Transactions", for a further description of the service and management agreements between the Partnership and affiliated entities.

Item 2.  Properties

For a description of the Partnership's Properties and a discussion of current market conditions in the areas where the Properties are located and appraised values, reference is made to the Partnership's Annual Report to Unitholders for the year-ended December 31, 1997, which is filed as an exhibit to Item 14. For information on the purchase of the Properties, reference is made to Note 4 to the Consolidated Financial Statements included herein by reference to the Partnership's Annual Report to Unitholders. Average occupancy rates are incorporated by reference to Item 7.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                               PART II


Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, the number of Unitholders of record was 3,461.

No established public trading market exists for the Units and it is not anticipated that a market will develop in the future.

Distributions of Net Cash Flow From Operations, when made, are paid on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions have been made primarily from net operating income with respect to the Partnership's investment in the Properties and from interest on short-term investments, and partially from excess cash reserves. Information on cash distributions paid by the Partnership for the past two years is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs. Reference is made to
Item 7 for a discussion of the General Partner's expectations for future cash distributions.

Item 6.  Selected Financial Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of $1,388,845 that were invested in unaffiliated money market funds, compared with $2,741,077 at December 31, 1996. The decrease is primarily due to cash used for distributions and mortgage principal payments exceeding cash provided by operating activities, and a decrease in cash flow from operations due to the sale of Ridge Park Apartments ("Ridge Park") in November 1996. The Partnership also maintains a restricted cash balance, which totaled $430,849 at December 31, 1997, an increase from $351,444 at December 31, 1996, representing escrows for insurance, real estate taxes, and property replacements and repairs, required under the terms of the current mortgage loans. The increase in restricted cash is attributable to payments made to the escrow accounts for real estate taxes and property improvements. The Partnership expects sufficient cash to be generated from operations to meet its current operating expenses and debt service requirements.

Distribution payable decreased from $1,478,811 at December 31, 1996 to $160,929 at December 31, 1997. The decrease is primarily attributable to the payment of the special cash distribution on February 27, 1997, which represented net proceeds from the sale of Ridge Park in November 1996. The decrease is also due to a decline in the quarterly distribution level to reflect reduced cash flow from the remaining properties.

Accounts payable and accrued expenses totaled $202,484 at December 31, 1997, compared to $177,414 at December 31, 1996. The increase is primarily attributable to differences in the timing of payments and accruals for audit fees and appraisal fees, and a change in billing methods for Partnership administrative services.

The General Partner declared a cash distribution of $1.85 per Unit for the quarter ended December 31, 1997 which was paid to investors on February 13, 1998. The level of future distributions will be evaluated on a quarterly basis and will depend on the Partnership's operating results and future cash needs.

The Partnership continues to perform various exterior and interior improvements at the Partnership's remaining properties, Las Colinas I & II and Tierra Catalina. These improvements include landscaping, carpet and appliance replacement in selected units and other repairs to prepare vacant units for occupancy. Such improvements are funded from the Partnership's cash reserves. The General Partner will evaluate the need for additional improvement work at the Properties on an ongoing basis.

The General Partner is continuing to evaluate the sale potential of the remaining properties and other options with respect to the Partnership's investments. One of these options includes refinancing the loans secured by the Properties in order to return capital to the limited partners on a tax-free basis and lock in favorable fixed interest rates. This would also potentially enhance the future marketability of the Properties, while enabling the Partnership to take advantage of possible future property appreciation. The Partnership's ability to sell the properties is dependent upon a variety of factors, many of which are not within the Partnership's control. There can be no assurance that any specific property or all the Properties can be sold, that particular prices can be achieved, or that the Properties can be sold within a specific time frame.

Results of Operations

1997 versus 1996
Partnership operations for the year ended December 31, 1997 resulted in a net loss of $8,210 compared with net income of $1,285,707 in 1996. The change from net income in 1996 to a net loss in 1997 is attributable to the gain of $1,410,622 recognized on the sale of Ridge Park during 1996. Excluding the gain, the Partnership generated a net loss from operations of $124,915 in 1996.

Rental income for the year ended December 31, 1997, was $3,196,975 compared with $3,622,403 for 1996. The decrease reflects the sale of Ridge Park in November 1996. Partially offsetting the decrease was an increase in rental income at Las Colinas and Tierra Catalina due to an increase in rental rates at both properties and an increase in occupancy at Tierra Catalina. Interest and other income totaled $102,512 in 1997 compared with $91,282 in 1996. The increase is attributable to the Partnership maintaining a higher average cash balance in 1997.

Total expenses for the year ended December 31, 1997 were $3,307,697 compared with $3,838,600 in 1996. Property operating expenses decreased from $1,817,928 in 1996 to $1,520,450 in 1997, reflecting the decline in operating expenses primarily resulting from the sale of Ridge Park. Interest expense and depreciation and amortization also decreased from 1996 to 1997 primarily due to the sale of Ridge Park.

General and administrative expenses increased from 1996 to 1997 due primarily to a change in the billing method for certain Partnership administrative services and an increase in professional consulting fees.

1996 versus 1995
Partnership operations for the year ended December 31, 1996 resulted in net income of $1,285,707, compared with net income of $1,141,669 in 1995. The increase in net income in 1996 was attributable to the decline in total expenses resulting from the sale of Cedar Bay Village and Kingston Village in July 1995 more than offsetting the corresponding decline in rental income.

Rental income for the year ended December 31, 1996, was $3,622,403 compared with $4,313,044 for 1995. The decrease reflects the sale of Cedar Bay Village and Kingston Village in July 1995, the sale of Ridge Park in November 1996 and lower rental income at Tierra Catalina resulting from a decline in occupancy. Partially offsetting the decrease was an increase in rental income at Las Colinas, due to an increase in rental rates and occupancy. Interest and other income totaled $91,282 in 1996 compared with $102,535 in 1995. The decrease was attributable to the Partnership maintaining a lower average cash balance in 1996.

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

The average occupancy levels at each of the remaining Properties for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                   Twelve Months Ended December 31,
          Property                      1997       1996       1995
          --------------------------------------------------------
          Las Colinas I & II             96%        96%        93%
          Tierra Catalina                92%        90%        93%
          --------------------------------------------------------

New Accounting Pronouncements

The Financial Accounting Standards Board also issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for years beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Partnership's reported financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14. Supplementary Data is incorporated by reference to page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective December 1, 1997, the Partnership advised Coopers & Lybrand L.L.P. that it was changing accounting firms and engaged KPMG Peat Marwick LLP.

Coopers & Lybrand L.L.P.'s report on the financial statements for the years ended December 31, 1996 and December 31, 1995 contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. There have been no disagreements with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

The decision to change accountants was approved by CPS and RI 81, the general partners of the Partnership at that time.





                               PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers or directors. CPS, the General Partner of the Partnership, manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business.

CPS is a California limited partnership organized on December 11, 1980. The general partners of CPS are Continental American Development, Inc. ("ConAm Development") and ConAm Development Corporation ("ConAm Corp.") The names and positions held by the directors and executive officers of both ConAm Development and ConAm Corp. are set forth below. There are no family relationships between any executive officers or directors.

                 Name                     Office

                 Daniel J. Epstein        President and Director
                 E. Scott Dupree          Vice President and Director
                 Robert J. Svatos         Vice President and Director
                 Ralph W. Tilley          Vice President
                 J. Bradley Forrester     Vice President

Daniel J. Epstein, 58, has been the President and a Director of ConAm Development and ConAm Corp. and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of ConAm Services, since their inception. He is also Chairman and Chief Executive Officer of ConAm Management. Prior to organizing ConAm, Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. Scott Dupree, 47, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

Robert J. Svatos, 39, is a Senior Vice President and is the Chief Financial Officer of ConAm Management. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor's of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

Ralph W. Tilley, 43, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG Peat Marwick LLP, specializing in real estate. He holds a Bachelor's of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. Bradley Forrester, 40, is the President of ConAm Management. He is currently responsible for overseeing all aspects of the operations of the firm. His primary focus is on new business related activities including property acquisitions, property development and rehabilitation, and the acquisition of other property management companies. Prior to joining ConAm in 1994, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans for three years. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG Peat Marwick LLP in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

Item 11.  Executive Compensation

Neither the General Partner nor any of its directors or executive officers received any compensation from the Partnership. See Item 13 of this report for a description of certain costs of the General Partner and its affiliates reimbursed by the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Except as indicated in this paragraph, no person was known by the Partnership to be the beneficial owner of more than five percent of the outstanding Units of the Partnership at March 1, 1998. Based on a Schedule 13D filed jointly with the Securities and Exchange Commission under the Securities Exchange Act of 1934 on November 26, 1997 (the Schedule 13D"), Everest Investors LLC ("Investors"), KM Investments, LLC ("KM"), Everest Properties, Inc. ("Properties") and Everest Properties II, LLC ("Properties II"), hold an aggregate of 4,513 Units, representing approximately 5.8% of the outstanding Units. The Units are held by Investors as to 3,455 Units, by KM as to 1,048 Units and by Properties as to 10 Units. According to the Schedule 13D, Properties is the manager of Investors and Properties II is the manager of KM. Because of such relationships, the Schedule 13D states that Properties and Properties II ,may be deemed to be beneficial owners of the Units held by Investors and KM, respectively. The persons filing the Schedule 13D deny the existence of a "group" within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934 and each such person disclaims beneficial ownership of Units held by the other persons filing the Schedule 13D. The Schedule 13D discloses, however, that the individuals who perform management services for Properties and Properties II are substantially the same and that Investors and KM have entered into an agreement to share information in connection with the offer and sale of Units. According to the Schedule 13D, the address of each of Investors, KM, Properties and Properties II is 199 South Los Robles Avenue, Suite 440, Pasadena, CA 91101.

The General Partner owns 66 Units, as required by the terms of the Partnership's public offering of Units. In addition, at March 1, 1998, Daniel
J. Epstein, President and Director of CPS, owned twenty Units. No other directors or executive officers of the General Partner own any Units.

Item 13.  Certain Relationships and Related Transactions

RI 81 and CPS received a total of $64,372 as the General Partners' allocable share of Net Cash from Operations with respect to the year ended December 31, 1997. Pursuant to the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership, for the year ended December 31, 1997, $82 of the Partnership's net loss was allocated to CPS and RI 81. For a description of the share of net cash from operations and the allocation of income and loss to which the General Partner and former co-General Partner are entitled, reference is made to Note 3 to the Consolidated Financial Statements, included in the Partnership's annual report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14. Effective July 1, 1997, all General Partner allocations were made solely to CPS.

The Partnership has entered into property management agreements with ConAm Management pursuant to which ConAm Management has assumed direct responsibility for day-to-day management of the Properties. It is the responsibility of ConAm Management to select resident managers and monitor their performance. ConAm Management's services also include the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, strategic asset management and related services. For such services, ConAm Management is entitled to receive a management fee of five percent of gross revenues. A summary of property management fees earned by ConAm Management during the past three years is incorporated by reference to Note 7 to the Consolidated Financial Statements, incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, the General Partner may be reimbursed by the Partnership for certain of its costs. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 7 to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1997, which is filed as an exhibit under Item 14.





                               PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                         Page
(a)(1) Financial Statements:                                            Number
                                                                        ------
      Consolidated Balance Sheets - December 31, 1997 and 1996            (1)

      Consolidated Statements of Operations - For the years ended
       December 31, 1997, 1996 and 1995                                   (1)

      Consolidated Statements of Partners' Capital (Deficit) - For the
       years ended December 31, 1997, 1996 and 1995                       (1)

      Consolidated Statements of Cash Flows - For the years ended
      December 31, 1997, 1996 and 1995                                    (1)

      Notes to the Consolidated Financial Statements                      (1)

      Independent Auditors' Report                                        (1)

      Report of Former Independent Accountants                            (1)

(a)(3) Financial Statement Schedule:

      Schedule III - Real Estate and Accumulated Depreciation             F-1

      Independent Auditors' Report                                        F-2

      Report of Former Independent Accountants                            F-3


(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, filed as an exhibit under Item 14.

(a) (3)  Exhibits:

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

   (13) Annual Report to Unitholders for the year ended December 31, 1997.

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

    (b) Reports on Form 8-K:

        On December 15, 1997 the Partnership filed a Form 8-K reporting the change in Partnership's Certifying Accountants.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 25, 1998


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


                         CONAM PROPERTY SERVICES, LTD.
                         A General Partner


                         By:  Continental American Development, Inc.
                              General Partner



Date:  March 25, 1998
                               BY:    /s/  Daniel J. Epstein
                                      Daniel J. Epstein
                                      Director, President and
                                      Principal Executive Officer




Date:  March 25, 1998           BY:    /s/  E. Scott Dupree
                                       E. Scott Dupree
                                       Vice President and Director





Date:  March 25, 1998
                                 BY:   /s/  Robert J. Svatos
                                       Robert J. Svatos
                                       Vice President and Director





Date:  March 25, 1998
                                  BY:  /s/  Ralph W. Tilley
                                       Ralph W. Tilley
                                       Vice President




Date:  March 25, 1998
                                  BY:  /s/  J. Bradley Forrester
                                       J. Bradley Forrester
                                       Vice President