Form 10-Q
period 1998-03-31
CONAM REALTY INVESTORS 81 L P
filed 1998-05-14
CIK 350023

                   United States Securities and Exchange Commission
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
        x           Quarterly Report Pursuant to Section 13 or 15(d) of the
-----------------   Securities Exchange Act of 1934
                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

or


                    Transition Report Pursuant to Section 13 of 15(d) of the ------------------ Securities Exchange Act of 1934
                       For the transition period from      to
                                                      ----    ----

                           COMMISSION FILE NUMBER: 0-10223




                           CONAM REALTY INVESTORS 81 L.P.
                 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER




          California                                   13-3069026
          ----------                                   ----------
STATE OR OTHER JURISDICTION OF INCORPORATION  I.R.S. EMPLOYER IDENTIFICATION NO.
       OR ORGANIZATION

1764 San Diego Avenue
San Diego, CA  Attn. Robert J. Svatos                       92110-1906
-------------------------------------                       ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                       ZIP CODE

                                    (619)-297-6771
                                    --------------
                  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     x     No
                    -------    ----

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES


--------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                                AT MARCH 31,      AT DECEMBER 31,
                                                                   1998                 1997
--------------------------------------------------------------------------------------------------------------
ASSETS
Investments in real estate:
     Land                                                $   3,630,176       $   3,630,176
     Buildings and improvements                             17,975,266          17,975,266
                                                         ---------------------------------
                                                            21,605,442          21,605,442
     Less accumulated depreciation                         (11,202,145)        (11,022,393)
                                                         ---------------------------------
                                                            10,403,297          10,583,049
Cash and cash equivalents                                    1,566,284           1,388,845
Restricted cash                                                453,337             430,849
Mortgage fees, net of accumulated amortization
     of $283,584 in 1998 and $270,880 in 1997                   72,133              84,837
Other assets                                                    15,102               7,162
--------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                   $  12,510,153       $  12,494,742
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Mortgage payable                                        9,810,519           9,830,261
     Distribution payable                                      173,978             160,929
     Accounts payable and accrued expenses                     259,246             202,484
     Interest payable                                           69,491                   -
     Security deposits                                          76,656              78,834
     Due to general partner and affiliates                      14,477              13,797
                                                         ---------------------------------
          Total Liabilities                                 10,404,367          10,286,305
                                                         ---------------------------------
Partners' Capital (Deficit):
     General Partner                                          (265,715)           (265,715)
     Limited Partners (78,290 Units outstanding)             2,371,501           2,474,152
                                                         ---------------------------------
          Total Partners' Capital                            2,105,786           2,208,437
--------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL        $  12,510,153       $  12,494,742
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  1998                1997
--------------------------------------------------------------------------------------------------------------
INCOME
Rental                                                   $     848,852       $     804,210
Interest and other                                              11,625              37,423
                                                         ---------------------------------
     Total Income                                              860,477             841,633
--------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                             346,966             310,466
Interest                                                       208,684             211,097
Depreciation and amortization                                  192,456             192,457
General and administrative                                      41,044              49,636
                                                         ---------------------------------
     Total Expenses                                            789,150             763,656
--------------------------------------------------------------------------------------------------------------
     NET INCOME                                          $      71,327       $      77,977
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
NET INCOME ALLOCATED:
     To the General Partner                              $      17,398       $      16,093
     To the Limited Partners                                    53,929              61,904
--------------------------------------------------------------------------------------------------------------
     NET INCOME                                          $      71,327       $      77,997
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT (78,290 UNITS OUTSTANDING)
Net Income                                               $        0.69       $        0.79
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                                              GENERAL            LIMITED
                                                              PARTNER            PARTNERS             TOTAL
--------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT DECEMBER 31, 1997                     $  (265,715)       $  2,474,152        $  2,208,437
Net income                                                      17,398              53,929              71,327
Distributions ($2.00 per Unit)                                 (17,398)           (156,580)           (173,978)
--------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT MARCH 31, 1998                        $  (265,715)       $  2,371,501        $  2,105,786
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES


--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,                             1998               1997
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $      71,327       $      77,997
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                             192,456             192,457
     Increase (decrease) in cash arising from changes in
     operating assets and liabilities:
          Fundings to restricted cash                          (29,817)            (99,298)
          Transfers from restricted cash                         7,329                   -
          Other assets                                          (7,940)              5,360
          Accounts payable and accrued expenses                 56,762              63,954
          Interest payable                                      69,491                   -
          Security deposits                                     (2,178)              1,085
          Due to general partner and affiliates                    680                 947
                                                          --------------------------------
Net cash provided by operating activities                      358,110             242,502
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                                 (160,929)         (1,478,811)
Mortgage principal payments                                    (19,742)            (27,305)
                                                          --------------------------------
Net cash used for financing activities                        (180,671)         (1,506,116)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           177,439          (1,263,614)
Cash and cash equivalents, beginning of period               1,388,845           2,741,077
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  1,566,284       $   1,477,463
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                  $    139,193       $     211,097
--------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the consolidated statement of partners' capital for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to the year ended December 31, 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES


PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had cash and cash equivalents of $1,566,284 which were invested in unaffiliated money market funds, compared with $1,388,845 at December 31, 1997. The increase reflects the excess of cash provided from operations net of distributions and mortgage payments. The Partnership's restricted cash balance totaled $453,337 at March 31, 1998 compared to $430,849 at December 31, 1997. The increase is primarily attributable to contributions made to an escrow account for the purpose of funding insurance, real estate taxes, and property replacements and repairs as required under the terms of the current mortgage loans.

The General Partner declared a regular cash distribution of $2.00 per Unit for the quarter ended March 31, 1998 which is to be paid on or about May 15,1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

RESULTS OF OPERATIONS

Partnership operations for the three months ended March 31,1998 generated net income of $71,327 compared with net income of $77,997 for the corresponding period in 1997. The decrease for the three month period is primarily attributable to a decrease in interest income and an increase in property operating expenses, partially offset by an increase in rental revenue.

Rental income totaled $848,852 for the three months ended March 31,1998 compared with $804,210 for the corresponding period in 1997, due to higher overall occupancy levels resulting from reduced turnover at Tierra Catalina Apartments and increased rents at Las Colinas Apartments I & II.

Interest and other income totaled $11,625 for the three months ended March 31,1998 compared with $37,423 for the corresponding period in 1997. The decrease for the three month period ended March 31, 1998 is primarily due to lower average cash balances than the corresponding period in 1997 which included the proceeds from the sale of Ridge Park.

Property operating expenses for the three months ended March 31,1998 totaled $346,966 compared with $310,446 for the corresponding period in 1997. The increase is primarily attributable to a higher repair and maintenance and utilities expense at Las Colinas Apartments I & II.

During the first three months of 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:


          PROPERTY                           1998      1997
          -------------------------------------------------
          Las Colinas Apartments I & II      97%       98%
          Tierra Catalina Apartments         97%       92%
          -------------------------------------------------


CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES


PART II        OTHER INFORMATION

ITEMS 1-5      Not applicable

ITEMS 6        Exhibits and reports on Form 8-K

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         CONAM PROPERTY SERVICES, LTD.
                         General Partner of ConAm Realty Investors 81 L.P.

                         BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                              GENERAL PARTNER


Date:  May 13, 1998           BY:/s/ DANIEL J. EPSTEIN
                                     -----------------
                                     Daniel J. Epstein
                                     Director, President, and
                                     Principal Executive Officer


Date:  May 13, 1998           BY:/s/ ROBERT J. SVATOS
                                     ----------------
                                     Robert J. Svatos
                                     Vice President and Director