Form 10-Q
period 1998-06-30
CONAM REALTY INVESTORS 81 L P
filed 1998-07-30
CIK 350023

                   United States Securities and Exchange Commission
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
                  Quarterly Report Pursuant to Section 13 or 15(d) of the
     X              Securities Exchange Act of 1934
----------
                          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 or


----------        Transition Report Pursuant to Section 13 of 15(d) of the
                    Securities Exchange Act of 1934

                     For the transition period from ____ to ____


                           COMMISSION FILE NUMBER: 0-10223




                            CONAM REALTY INVESTORS 81 L.P.
                 ----------------------------------------------------
                 EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


                 CALIFORNIA                                 13-3069026
                 ----------                                 ----------
      STATE OR OTHER JURISDICTION OF                          I.R.S.
      INCORPORATION OR ORGANIZATION                 EMPLOYER IDENTIFICATION NO.

      1764 San Diego Avenue
      San Diego, CA  Attn. Robert J. Svatos                  92110-1906
      -------------------------------------                  ----------
      ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                  ZIP CODE

                                     (619)-297-6771
                  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X    No
                   ------     ------

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES


CONSOLIDATED BALANCE SHEETS                      AT JUNE 30,  AT DECEMBER 31,
                                                        1998             1997
-----------------------------------------------------------------------------
ASSETS
Investments in real estate:
  Land                                             $  3,630,176  $  3,630,176
  Buildings and improvements                         17,977,572    17,975,266
                                                   --------------------------
                                                     21,607,748    21,605,442
  Less accumulated depreciation                     (11,379,848)  (11,022,393)
                                                   --------------------------
                                                     10,227,900    10,583,049
Cash and cash equivalents                             1,590,508     1,388,845
Restricted cash                                         369,012       430,849
Mortgage fees, net of accumulated amortization
  of $296,288 in 1998 and $270,880 in 1997               83,429        84,837
Other assets                                             32,789         7,162
-----------------------------------------------------------------------------
     TOTAL ASSETS                                  $ 12,303,638  $ 12,494,742
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgages payable                                   9,780,378     9,830,261
  Distribution payable                                  173,978       160,929
  Accounts payable and accrued expenses                 200,310       202,484
  Due to general partner and affiliates                  14,083        13,797
  Interest payable                                       69,278             -
  Security deposits                                      71,283        78,834
                                                   --------------------------
     Total Liabilities                               10,309,310    10,286,305
                                                   --------------------------
Partners' Capital (Deficit):
  General Partner                                      (287,126)     (265,715)
  Limited Partners (78,290 Units outstanding)         2,281,454     2,474,152
                                                   --------------------------
     Total Partners' Capital                          1,994,328     2,208,437
-----------------------------------------------------------------------------
     TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 12,303,638  $ 12,494,742
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS


                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                  1998           1997           1998         1997
------------------------------------------------------------------------------------
INCOME
Rental                        $  845,161     $  773,527   $  1,694,013  $  1,577,737
Interest and other                18,711         20,550         30,336        57,973
                              ------------------------------------------------------
  Total Income                   863,872        794,077      1,724,349     1,635,710
------------------------------------------------------------------------------------
EXPENSES
Property operating               352,669        398,412        699,635       708,858
Depreciation and amortization    192,457        192,457        384,913       384,913
Interest                         208,047        210,513        416,731       421,610
General and administrative        46,287         45,621         87,331        95,258
Write-off of assets                1,892              -          1,892           -
                              ------------------------------------------------------
  Total Expenses                 801,352        847,003      1,590,502     1,610,639
------------------------------------------------------------------------------------
  NET INCOME (LOSS)            $  62,520     $  (52,926)  $    133,847  $     25,071
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
  To the General Partner       $  (4,013)    $     (529)  $     13,385  $     32,186
  To the Limited Partners         66,533        (52,397)       120,462        (7,115)
                              ------------------------------------------------------
  NET INCOME (LOSS)            $  62,520     $  (52,926)  $    133,847  $     25,071
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
  (78,290 UNITS OUTSTANDING)
  NET INCOME (LOSS)            $    0.85     $    (0.67)  $       1.54  $      (0.09)
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                GENERAL      LIMITED
                                                PARTNER      PARTNERS        TOTAL
------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT DECEMBER 31, 1997      $  (265,715)  $  2,474,152  $  2,208,437
Net income                                       13,385        120,462       133,847
Distributions ($4.00 per Unit)                  (34,796)      (313,160)     (347,956)
------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT JUNE 30, 1998          $  (287,126)  $  2,281,454  $  1,994,328
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,                          1998          1997
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $  133,847    $   25,071
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           384,913       384,913
  Write-off of assets                                       1,892            -
  Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
     Fundings to restricted cash                         (125,529)     (198,283)
     Release of restricted cash                           187,366       174,888
     Mortgage fees                                        (24,000)           -
     Other assets                                         (25,627)       (6,788)
     Accounts payable and accrued expenses                 (2,174)        1,190
     Interest payable                                      69,278            -
     Due to general partner and affiliates                    286          (317)
     Security deposits                                     (7,551)        4,229
                                                       -------------------------
Net cash provided by operating activities                 592,701       384,903
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES-
Additions to real estate                                   (6,248)           -
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                            (334,907)   (1,639,740)
Mortgage principal payments                               (49,883)      (55,194)
                                                       -------------------------
Net cash used for financing activities                   (384,790)   (1,694,934)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      201,663    (1,310,031)
Cash and cash equivalents, beginning of period          1,388,845     2,741,077
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $1,590,508   $ 1,431,046
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the period for interest               $  347,453   $   421,610
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITIES:
Write-off of buildings and improvements                $   (3,942)   $       -
Write-off of accumulated depreciation                  $    2,050    $       -
--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997 and the consolidated statement of partners' capital for the six months ended June 30, 1998. Results of operations are not necessarily indicative of the results to be expected for the full year.

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

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES

PART I, ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Partnership had cash and cash equivalents of $1,590,508 which were invested in unaffiliated money market funds, compared with $1,388,845 at December 31, 1997. The increase reflects the excess of cash provided from operations net of distributions and mortgage principal payments. The Partnership's restricted cash balance totaled $369,012 at June 30, 1998 compared to $430,849 at December 31, 1997. The decrease is primarily attributable to the net effect of contributions to an escrow account less payments made from that escrow account for the purpose of funding insurance, real estate taxes, and property replacements and repairs as required under the terms of the current mortgage loans.

The General Partner declared a regular cash distribution of $2.00 per Unit for the quarter ended June 30, 1998 which is to be paid in August, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

RESULTS OF OPERATIONS

Partnership operations for the three and six months ended June 30, 1998 generated net income of $62,520 and $133,847, respectively, compared with a net loss of $(52,926) and net income of $25,071, respectively, for the corresponding periods in 1997. The increase for the three and six month periods is primarily attributable to an increase in rental revenue and a decrease in property operating and general and administrative expenses.

Rental income totaled $845,161 and $1,694,013 for the three and six months ended June 30, 1998 compared with $773,527 and $1,577,737, respectively, for the corresponding periods in 1997. The increase is due to higher overall occupancy levels at both properties and increased rents at Las Colinas Apartments I & II.

Interest and other income totaled $18,711 and $30,336, respectively, for the three and six months ended June 30, 1998 compared with $20,550 and $57,973 for the corresponding periods in 1997. The decrease for the three and six month periods ended June 30, 1998 is primarily due to lower average cash balances than the corresponding period in 1997 which included the proceeds from the sale of Ridge Park prior to their distribution.

Property operating expenses for the three and six months ended June 30, 1998 totaled $352,669 and $699,635, respectively, compared with $398,412 and $708,858, respectively, for the corresponding periods in 1997. The decrease is primarily attributable to lower repair and maintenance expenses partially offset by higher utilities expenses.

During the first six months of 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:


     PROPERTY                           1998      1997
     -------------------------------------------------
     Las Colinas Apartments I & II       97%       96%
     Tierra Catalina Apartments          96%       89%
     -------------------------------------------------

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES

PART II   OTHER INFORMATION

ITEMS 1-5 Not applicable

ITEMS 6   Exhibits and reports on Form 8-K

          (a) Exhibits -

              (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


                    CONAM PROPERTY SERVICES, LTD.
                    General Partner of ConAm Realty Investors 81 L.P.

                    BY:  CONTINENTAL AMERICAN DEVELOPMENT, INC.
                         GENERAL PARTNER


Date:  July 30, 1998               BY: /s/ DANIEL J. EPSTEIN
                                      ----------------------------------------
                                   Daniel J. Epstein
                                   Director, President, and Principal Executive
                                   Officer


Date:  July 30, 1998               BY: /s/ ROBERT J. SVATOS
                                      ----------------------------------------
                                   Robert J. Svatos
                                   Vice President and Director