Form 10-K/A
period 1997-12-31
CONAM REALTY INVESTORS 81 L P
filed 1998-10-13
CIK 350023

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C. 20549




                                    FORM 10-K/A



                                   AMENDMENT NO. 1




FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended: December 31, 1997
                                               -----------------


                          COMMISSION FILE NUMBER:  0-10223
                                                   -------


                           CONAM REALTY INVESTORS 81 L.P.
                           ------------------------------
                                 FORMERLY KNOWN AS
                          HUTTON/CONAM REALTY INVESTORS 81
                          --------------------------------
                EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


              California                               13-3069026
              ----------                               ----------
     STATE OR OTHER JURISDICTION OF        I.R.S. EMPLOYER IDENTIFICATION NO.
     INCORPORATION OR ORGANIZATION

Attention: Robert J. Svatos

1764 San Diego Avenue , San Diego California                92110-1906
--------------------------------------------                ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                       ZIP CODE


                                   (619) 297-6771
                                   --------------
                 Registrant's telephone number, including area code







     The undersigned registrant hereby amends the following section of its Report for December 31, 1997 on Form 10-K as set forth in the pages attached hereto:


                                       PART I

ITEM 1.  BUSINESS

(a)  General Description of Business and Objectives

                                       PART I

ITEM 1.  BUSINESS


(a) GENERAL DESCRIPTION OF BUSINESS AND OBJECTIVES


ConAm Realty Investors 81 L.P., formerly known as Hutton/ConAm Realty Investors 81, (the "Partnership") is a California limited partnership formed on April 30, 1981. ConAm Property Services, Ltd. ("CPS"), a California limited partnership, and RI 81 Real Estate Services, Inc. ("RI 81"), a Delaware corporation, were the original co-general partners of the Partnership. On October 8, 1997, CPS acquired RI 81's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase Agreement between CPS and RI 81 dated August 29, 1997. As a result, CPS now serves as the sole general partner (the "General Partner") of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 81 to ConAm Realty Investors 81 L.P.


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


The Partnership's principal investment objectives with respect to its interests in real property are:


(1)  capital appreciation;


(2)  distribution of net cash from operations attributable to rental income; and


(3)  preservation and protection of capital.


Distribution of net cash from operations is the Partnership's objective during its operational phase, while preservation and appreciation of capital are the Partnership's long-term objectives. The attainment of the Partnership's investment objectives will depend on many factors, including future economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's properties are located, especially with regard to achievement of capital appreciation.


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


Originally, the Partnership utilized the net proceeds of its public offering to acquire five residential apartment complexes (collectively, the "Properties") either directly or through investments in joint ventures, as follows: (1) Las Colinas Apartments I and II, a 300-unit apartment complex located in Scottsdale, Arizona; (2) Tierra Catalina, a 120-unit apartment complex located in Tucson, Arizona; (3) Ridge Park, a 100-unit apartment complex located in Tulsa, Oaklahoma; (4) Cedar Bay Village, a 42-unit apartment complex located in Altamonte Springs, Florida; and (5) Kingston Village, a 120-unit apartment complex located in Alamonte Springs, Florida. On July 20, 1995, Cedar Bay Village and Kingston Village were sold to an unaffiliated institutional buyer for $1,410,622, and $5,370,000, respectively. On November 27, 1996, Ridge Park Apartments was sold to an unaffilaited institution for $3,385,000.


The Partnership's mortgage loan secured by Las Colinas I and II and Tierra Catalina were refinanced in August 1992 and matures in September 1999. For information concerning the Partnership's current mortgage indebtedness, see Note 5, "Mortgages Payable," of the Notes to the Consolidated Financial Statements, included in the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1997, which is filed as an exhibit under Item 14.


The Partnership considers itself to be engaged in only one industry segment, real estate investment.

COMPETITION


The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and such competition has increased since the Partnership's investment in the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties have also been subject to competition from condominiums and single-family properties especially during periods of low mortgage interest rates. The Partnership competes with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition may affect the occupancy levels and revenues of the Properties. The occupancy levels at the properties reflect some seasonality, which is typical in these markets. In some cases, the Partnership may compete with properties owned by other partnerships affiliated with the General Partner.


For a discussion of current market conditions in the areas where the Partnership's Properties are located, reference is made to the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1997, which is filed as an exhibit under Item 14.


EMPLOYEES


The Partnership has no employees. Services are provided by CPS, ConAm Management Corporation ("ConAm Management"), an affiliate of CPS, as well as Service Data Corporation and First Data Investor Services Group, both unaffiliated companies. The Partnership has entered into management agreements pursuant to which ConAm Management provides management services with respect to the Properties. First Data Investor Services Group had been retained by the Partnership to provide all accounting and investor communication functions, while Service Data Corporation provides transfer agent services. Effective January 1, 1998, the accounting functions of the Partnership have been transferred to the firm of Brock, Tibbitts, & Snell, an unaffiliated company located in San Diego, California. See Item 13, "Certain Relationships and Related Transactions", for a further description of the service and management agreements between the Partnership and affiliated entities.

                                     SIGNATURES


Pursuant to the requirements of Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:    October 13, 1998     CONAM REALTY INVESTORS 81 L.P.



                              BY:  ConAm Property Services, Ltd.
                                   General Partner of ConAm Realty Investors 81
                                   L.P.


                              BY:  Continental American Development, Inc.
                                   General Partner


                              BY:  /s/  Daniel J. Epstein
                              ----------------------------------------------
                              Name:     Daniel J. Epstein
                              Title:    President, Director and
                                        Principal Executive Officer