Form 10-Q
period 1998-09-30
CONAM REALTY INVESTORS 81 L P
filed 1998-11-16
CIK 350023

              United States Securities and Exchange Commission
                          Washington, D.C. 20549

                                 FORM 10-Q

(MARK ONE)
    X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------                    Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

---------  Transition Report Pursuant to Section 13 of 15(d) of the Securities
                              Exchange Act of 1934
                  For the transition period from      to
                                                 ----    ----

                        COMMISSION FILE NUMBER: 0-10223



                         CONAM REALTY INVESTORS 81 L.P.
              ----------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER



     California                                                13-3069026
     ----------                                                ----------

 STATE OR OTHER JURISDICTION                  I.R.S. EMPLOYER IDENTIFICATION NO.
 OF INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, CA  92110                                             92110-1906
----------------------                                           ----------
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

                            Yes    X     No
                                -------     -------

CONAM REALTY INVESTORS 81 L.P.

AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS                 AT SEPTEMBER 30,    AT DECEMBER 31,
                                                        1998               1997
-------------------------------------------------------------------------------
ASSETS
Investments in real estate:
  Land                                          $  3,630,176    $  3,630,176
  Buildings and improvements                      17,984,707      17,975,266
                                                ------------    ------------
                                                  21,614,883      21,605,442
  Less accumulated depreciation                  (11,559,561)    (11,022,393)
                                                ------------    ------------
                                                  10,055,322      10,583,049
Cash and cash equivalents                          1,479,079       1,388,845
Restricted cash                                      457,429         430,849
Mortgage fees, net of accumulated amortization
  of $308,993 in 1998 and $270,880 in 1997            96,343          84,837
Other assets                                          76,278           7,162
-------------------------------------------------------------------------------
    TOTAL ASSETS                               $  12,164,451   $  12,494,742
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Mortgages payable                                9,749,593       9,830,261
  Distribution payable                               173,978         160,929
  Accounts payable and accrued expenses              281,734         202,484
  Interest payable                                    69,060             -
  Due to general partner and affiliates               14,449          13,797
  Security deposits                                   64,464          78,834
                                                ------------    ------------
    Total Liabilities                             10,353,278      10,286,305
                                                ------------    ------------
Partners' Capital (Deficit):
  General Partner                                   (305,441)       (265,715)
  Limited Partners (78,290 Units outstanding)      2,116,614       2,474,152
                                                ------------    ------------
    Total Partners' Capital                        1,811,173       2,208,437
-------------------------------------------------------------------------------
    TOTAL LIABILITIES AND PARTNERS' CAPITAL    $  12,164,451   $  12,494,742
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 81 L.P.

AND CONSOLIDATED VENTURES

-----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                              1998           1997                1998            1997
-----------------------------------------------------------------------------------------------------
INCOME
Rental                                    $839,455       $792,079          $2,533,468      $2,369,816
Interest and other                          16,215         20,807              46,551          78,780
                                          --------       --------          ----------      ----------
    Total Income                           855,670        812,886           2,580,019       2,448,596
-----------------------------------------------------------------------------------------------------
EXPENSES
Property operating                         428,087        398,701           1,127,722       1,107,559
Depreciation and amortization              192,418        192,457             577,331         577,370
Interest                                   207,398        209,916             624,129         631,526
General and administrative                  36,945         42,428             124,276         137,686
Write-off of assets                              -              -               1,892             -
                                          --------       --------          ----------      ----------
    Total Expenses                         864,848        843,502           2,455,350       2,454,141
-----------------------------------------------------------------------------------------------------
    NET INCOME (loss)                     $ (9,178)      $(30,616)         $  124,669      $   (5,545)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
    To the General Partner                $   (918)      $ 16,093          $   12,467      $   48,279
    To the Limited Partners                 (8,260)       (46,709)            112,202         (53,824)
-----------------------------------------------------------------------------------------------------
    NET INCOME (loss)                     $ (9,178)      $(30,616)         $  124,669      $   (5,545)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
  (78,290 UNITS OUTSTANDING)
    NET INCOME (loss)                     $  (0.11)      $  (0.60)         $     1.43      $    (0.69)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                 GENERAL           LIMITED
                                                 PARTNER          PARTNERS              TOTAL
----------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT DECEMBER 31, 1997         $(265,715)       $2,474,152         $2,208,437
Net income                                        12,467           112,202            124,669
Distributions ($6.00 per Unit)                   (52,193)         (469,740)          (521,933)
----------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT SEPTEMBER 30, 1998        $(305,441)       $2,116,614         $1,811,173
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 81 L.P.

AND CONSOLIDATED VENTURES

----------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                               1998         1997
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $  124,669    $    (5,545)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization                             577,331        577,370
  Write-off of assets                                         1,892              -
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Fundings to restricted cash                            (269,542)      (297,707)
    Release of restricted cash                              242,962        194,177
    Mortgage fees                                           (49,619)             -
    Other assets                                            (69,116)        (2,013)
    Accounts payable and accrued expenses                    79,250         89,505
    Interest payable                                         69,060              -
    Due to general partner and affiliates                       652            509
    Security deposits                                       (14,370)         8,807
                                                         ----------    -----------
Net cash provided by operating activities                   693,169        565,103
----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES-
Additions to real estate                                    (13,383)             -
----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                              (508,884)    (1,800,669)
Mortgage principal payments                                 (80,668)       (83,679)
                                                         ----------    -----------
Net cash used for financing activities                     (589,552)    (1,884,348)
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         90,234     (1,319,245)
Cash and cash equivalents, beginning of period            1,388,845      2,741,077
----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $1,479,079    $ 1,421,832
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the period for interest                 $  555,069    $   631,526
----------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
ACTIVITIES:
Write-off of buildings and improvements                  $   (3,942)   $         -
Write-off of accumulated depreciation                    $    2,050    $         -
----------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES
------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the pinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the esults of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997, and the consolidated statement of partners' capital for the nine monthsended September 30, 1998. Results of operations are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to the year ended December 31, 1997, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

-----------------------------------------------------------------------------
CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES


PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had cash and cash equivalents of $1,479,079 which were invested in unaffiliated money market funds, compared with $1,388,845 at December 31, 1997. The increase reflects the excess of cash provided from operations net of distributions and mortgage principal payments. The Partnership's restricted cash balance totaled $457,429 at September 30, 1998 compared to $430,849 at December 31, 1997. The increase is primarily attributable to the net effect of contributions to an escrow account greater than payments made from that escrow account for the purpose of funding insurance, real estate taxes, and property replacements and repairs as required under the terms of the current mortgage loans.

The General Partner declared a regular cash distribution of $2.00 per Unit for the quarter ended September 30, 1998 which is to be paid in November, 1998. The General Partner will determine the amount of future quarterly distributions based on the Partnership's available cash flow and future cash needs.

The General Partner, on behalf of the Partnership, is negotiating and expects to enter into an agreement for the sale of the Partnership's remaining properties and properties owned by various other limited partnerships affiliated with the General Partner (the "Affiliated Partnerships") to DOC Investors LLC, a Delaware limited liability company to be formed to acquire real property ( the "Purchaser"). An Affiliate of the General Partner will hold a 9% interest in the Purchaser. Consummation of the sale is subject to various conditions, including the execution of definitive documents, the approval of a majority in interest of the Limited Partners, and approval by the limited partners of the Affiliated Partnerships. Accordingly, there can be no assurance that the sale will be consummated.

Following satisfaction of applicable securities regulatory requirements, the General Partner will solicit the approval of the Limited Partners to the sale and to a related amendment to the Partnership's agreement of limited partnership by means of a Consent Solicitation Statement. Such Consent Solicitation Statement will set forth the terms and conditions of the proposed sale, the text of the proposed amendment to the Partnership's agreement of limited partnership, and other matters with respect to the sale. If the sale and related amendment are approved, and the other conditions to the sale satisfied, the sale, which is expected to occur before December 31, 1998, would result in distributions approximating the net asset value of the Units and the final liquidation of the Partnership. The terms of the proposed sale are contained in the Preliminary Consent Solicitation Statement filed by the Partnership with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 on October 30, 1998.

RESULTS OF OPERATIONS

Partnership operations for the three and nine months ended September 30, 1998 generated a net loss of ($9,178) and net income of $124,669, respectively, compared with a net loss of ($30,616) and ($5,545), respectively, for the corresponding periods in 1997. The increase in net income for the three and nine month periods is primarily attributable to an increase in rental revenue and a decrease in general and administrative expenses and partially offset by increased property operating expenses.

Rental income totaled $839,455 and $2,533,468 for the three and nine months ended September 30, 1998 compared with $792,079 and $2,369,816, respectively, for the corresponding periods in 1997. The increase is due to higher overall occupancy levels at Tierra Catalina Apartments and increased rental rates at both properties.

Interest and other income totaled $16,215 and $46,551, respectively, for the three and nine months ended September 30, 1998 compared with $20,807 and $78,780 for the corresponding periods in 1997. The decrease for the three and nine month periods ended September 30, 1998 is primarily due to lower average cash balances than the corresponding period in 1997 which included the proceeds from the sale of Ridge Park prior to their distribution.

-----------------------------------------------------------------------------
CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES


PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED

Property operating expenses for the three and nine months ended September 30, 1998 totaled $428,087 and $1,127,722, respectively, compared with $398,701 and $1,107,559, respectively, for the corresponding periods in 1997. The increase is primarily attributable to higher utilities expenses and property taxes.

During the first nine months of 1998 and 1997, average occupancy levels at the Partnership's properties were as follows:

               PROPERTY                                1998        1997
               --------------------------------------------------------
               Las Colinas Apartments I & II            96%         96%
               Tierra Catalina Apartments               94%         90%
               --------------------------------------------------------

YEAR 2000

The Partnership has assessed the potential impact of the Year 2000 issue on its computer systems, operating equipment with imbedded microchips and major third party vendors. If the proposed sale of its remaining properties is consummated, the Partnership will liquidate prior to January 1, 2000, and no Year 2000 issues will be presented.

In the event that the sale is not consummated, the Partnership has relied on the efforts of ConAm Management Corporation (ConAm Management), which has been retained by the Partnership to manage the business and financial operation of the Partnership's properties, to resolve any potential Year 2000 issues. In the course of providing property management services for the Partnership, ConAm Management retained a third party consultant to modify all applicable software to provide for a 4-digit year field. The General Partner believes that the modifications undertaken by ConAm Management related to computer systems are sufficient to address any potential Year 2000 problems and that the impact of the Year 2000 issue will not materially affect the Partnership's operating results or financial condition if the Partnership is not liquidated prior to January 1, 2000. Accordingly, neither ConAm Management nor the Partnership has taken any further actions with respect to the Year 2000 issue related to the computer systems.

The Partnership plans to initiate a program to evaluate the Year 2000 readiness of each property's operating equipment with embedded microchips and replace as considered necessary. In the event that the replacement project is not completed by the Year 2000, failure of the property's operating equipment as a result of the Year 2000 issue is not expected to have a significant impact on operations.

The Partnership plans to initiate discussion with significant suppliers and other third parties to determine the extent to which the Partnership may be vulnerable to the failure of these parties to address and correct their own Year 2000 issues. However, there can be no guarantee that the systems of other companies that support the Partnership's operations will be timely converted or that a failure by these companies to correct their Year 2000 problems would not have a material adverse effect on the Partnership. At the present time the Partnership does not have a contingency plan in place, in the event of Year 2000 failure related to significant suppliers and other third parties, but plans to create one within the next year.


The Partnership currently has no indication that the costs associated with any remedial actions in connection with the Year 2000 related to its operating equipment with imbedded microchips and major third party vendors issue will be material. All costs related to the remediation plan of the computer system were incurred by ConAm Management in connection with their management services.

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

                                       CONAM PROPERTY SERVICES, LTD.
                                       General Partner of ConAm Realty
                                       Investors 81 L.P.

                                       BY:  CONTINENTAL AMERICAN DEVELOPMENT,
                                            INC. GENERAL PARTNER


Date:  November 13, 1998                    BY: /s/ DANIEL J. EPSTEIN
                                               -----------------------------
                                            Daniel J. Epstein
                                            Director, President, and Principal
                                            Executive Officer


Date:  November 13, 1998                    BY:  /s/ ROBERT J. SVATOS
                                               -----------------------------
                                            Robert J. Svatos
                                            Vice President and Director

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

                                       CONAM PROPERTY SERVICES, LTD.
                                       General Partner of ConAm Realty
                                       Investors 81 L.P.

                                       BY:  CONTINENTAL AMERICAN DEVELOPMENT,
                                            INC. GENERAL PARTNER

Date:  November 13, 1998                    BY:                            .
                                               ----------------------------
                                               Daniel J. Epstein
                                               Director, President, and
                                               Principal Executive Officer

Date:  November 13, 1998                    BY:                            .
                                               ----------------------------
                                               Robert J. Svatos
                                               Vice President and Director

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Items 6       Exhibits and reports on Form 8-K

              (a) Exhibits -

                  (27) Financial Data Schedule

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1998.