Form 10-K405
period 1998-12-31
CONAM REALTY INVESTORS 81 L P
filed 1999-03-30
CIK 350023

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE YEAR ENDED: DECEMBER 31, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

                         Commission file number:  0-10223

                           CONAM REALTY INVESTORS 81 L.P.
                           ------------------------------
                EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                 California                               13-3069026
STATE OR OTHER JURISDICTION OF INCORPORATION  I.R.S. EMPLOYER IDENTIFICATION NO.

1764 San Diego Avenue
San Diego, CA  92110 Attn.: Robert J. Svatos              92110-1906
--------------------------------------------              ----------
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                     ZIP CODE


Registrant's telephone number, including area code (619) 297-6771
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                       UNITS OF LIMITED PARTNERSHIP INTEREST
                       -------------------------------------
                                   TITLE OF CLASS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  /X/      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (X)

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998.

                                    PART I

ITEM 1.  BUSINESS

(a) GENERAL DESCRIPTION OF BUSINESS AND OBJECTIVES

ConAm Realty Investors 81 L.P., formerly known as Hutton/ConAm Realty Investors 81 (the "Partnership"), is a California limited partnership formed on April 30, 1981. ConAm Property Services, Ltd. ("CPS"), a California limited partnership, and RI-81 Real Estate Services Inc. ("RI-81"), a Delaware corporation, were the original co-general partners of the Partnership. On October 8, 1997, CPS acquired RI-81's co-general partner interest in the Partnership, effective July 1, 1997, pursuant to a Purchase Agreement between CPS and RI-81 dated August 29, 1997. As a result, CPS now serves as the sole general partner (the "General Partner") of the Partnership. In conjunction with this transaction, the name of the Partnership was changed from Hutton/ConAm Realty Investors 81 to ConAm Realty Investors 81 L.P.

The Partnership was organized to engage in the business of acquiring, operating and holding for investment multi-family residential properties.
The Partnership originally invested in two joint ventures and three limited partnerships, each of which was formed to own a specified property. As described below, prior to December 31, 1998, three of the properties were sold and cash distributions representing substantially all of the net proceeds from sale were distributed to the Unitholders. As of January 29, 1999, all of the Partnership's remaining investments in the properties were sold and in February 1999, cash distributions representing substantially all of the net proceeds from sale and cash from operations, less an amount for the costs to be incurred in liquidating the Partnership, were distributed to the Unitholders. The General Partner anticipates that the final liquidation of the Partnership will be completed in mid-1999.

The Partnership's principal investment objectives with respect to its interests in real property were:

(1)  capital appreciation;

(2)  distribution of net cash from operations attributable to rental income;
     and

(3)  preservation and protection of capital.

Distribution of net cash from operations was the Partnership's objective during its operational phase, while preservation and appreciation of capital were the Partnership's long-term objectives. The attainment of the Partnership's investment objectives was dependent on many factors, including economic conditions in the United States as a whole and, in particular, in the localities in which the Partnership's properties were located, especially with regard to achievement of capital appreciation.

The Partnership utilized the net proceeds of its public offering to acquire five residential apartment complexes either directly or through investments in joint ventures, as follows: (1) Las Colinas Apartments I & II, a 300-unit apartment complex located in Scottsdale, Arizona; (2) Tierra Catalina, a 120-unit apartment complex located in Tucson, Arizona; (3) Ridge Park, a 100-unit apartment complex located in Tulsa, Oklahoma; (4) Cedar Bay Village, a 42-unit apartment complex located in Altamonte Springs, Florida; and (5) Kingston Village, a 120-unit complex located in Altamonte Springs, Florida. On July 20, 1995, Cedar Bay Village and Kingston Village were sold to an unaffiliated institutional buyer for $1,410,622 and $5,370,000, respectively. On November 27, 1996, Ridge Park was sold to an unaffiliated buyer for $3,385,000.

During its year ended December 31, 1998, following consideration of various alternatives available to the Partnership, the General Partner concluded that a sale of the Partnership's two remaining properties, Las Colinas I & II and Tierra Catalina (collectively the "Properties"), would be in the best interests of the Partnership and the Unitholders. Throughout much of 1998, the General Partner, on behalf of the Partnership, negotiated the terms of a sale of the Properties with Lend Lease Real Estate Investments, Inc. ("Lend Lease"), on behalf of two pension funds which are unaffiliated with the General Partner. Once the terms were negotiated, as required by the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership ("Agreement of Limited Partnership"), the General Partner solicited the consent of a majority in interest of the Unitholders to the sale pursuant to a Consent Solicitation Statement dated December 16, 1998. The requisite consent was obtained on January 15, 1999, and on January 29, 1999, the Partnership consummated the sale of the Properties to DOC Investors, L.L.C., a Delaware limited liability company (the "Purchaser"), for a sales price of $22,250,000 (before selling costs and prorations). The members of the Purchaser are two pension funds advised by Lend Lease, which own an aggregate 91% interest in the Purchaser, and ConAm DOC Affiliates LLC, an affiliate of the General Partner ("ConAm DOC"), which owns a 9% interest in the Purchaser. ConAm DOC has the potential to receive up to an additional 18% of the profits of the Purchaser after certain priority returns are paid to the members of the Purchaser.

The Partnership received approximately $12,371,000 of cash proceeds from the sale, net of closing costs of approximately $1,000 and repayment of indebtedness of approximately $9,878,000. All net cash proceeds from the sale and previously undistributed cash from operations, less an amount the General Partner determined to set aside for contingencies, were distributed to the Limited Partners on February 26, 1999.

The Partnership considers itself to have been engaged in only one industry segment, real estate investment.

COMPETITION

The Partnership's real property investments were subject to competition from similar types of properties in the vicinities in which they were located. Such former competition increased during the Partnership's period of ownership of the Properties due principally to the addition of newly constructed apartment complexes offering increased residential and recreational amenities. The Properties were also subject to competition from condominiums and single-family properties, especially as potential renters chose to buy homes during periods of low mortgage interest rates. The Partnership competed with other real estate owners and developers in the rental and leasing of its Properties by offering competitive rental rates and, if necessary, leasing incentives. Such competition affected the occupancy levels and revenues of the Properties. The occupancy level at the Properties reflects some seasonality, which is typical in these markets. In some cases, the Properties competed with properties owned by partnerships affiliated with the General Partner.

For a discussion of market conditions in the areas where the Properties were located, reference is made to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14.

EMPLOYEES

The Partnership has no employees. Services are provided by CPS and ConAm Management Corporation ("ConAm Management"), an affiliate of CPS. Pursuant to property management agreements with the Partnership, ConAm Management provided property management services with respect to the Properties. In addition, the Partnership retains Brock, Tibbitts & Snell, an accountancy corporation, an unaffiliated company located in San Diego, California, to provide accounting and investor communication functions. During 1998, Service Data Corporation, an unaffiliated company, provided transfer agent services for the Partnership. In February 1999, pursuant to the terms of a sale of its contracts, Service Data Corporation assigned the transfer agent functions of the company to MAVRICC Management Systems, Inc., an unaffiliated company located in Troy, Michigan. See Item 13, "Certain Relationships and Related Transactions," for a further description of the service and management agreements between the Partnership and affiliated entities.

ITEM 2.  PROPERTIES

For a description of the Properties owned and operated by the Partnership during 1998 and discussion of market conditions in the areas where the Properties were located, reference is made to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14. For information on the Partnership's purchase of the Properties, reference is made to Note 4 of the Consolidated Financial Statements, included herein by reference to the Partnership's Annual Report to Unitholders. For information on the sale of the Properties by the Partnership in January 1999, reference is made to Item 1 and Note 10 of the Consolidated Financial Statements, included herein by reference to the Partnership's Annual Report to Unitholders. Average occupancy rates at each property are incorporated by reference to Item 7.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 1998, pursuant to a Consent Solicitation Statement, the Unitholders were asked to approve a sale of the Partnership's remaining

Properties and the related amendment to the Agreement of Limited Partnership. A majority in interest of the Unitholders approved the sale and the related amendment and the sale was completed on January 29, 1999. During the fourth quarter of the year ended December 31, 1998, no other matters were submitted to a vote of Unitholders through the solicitation of proxies or otherwise.

                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

As of December 31, 1998, the number of Unitholders of record was 3,405.

No established public trading market exists for the Units, and it is not anticipated that such a market will develop in the future.

Distributions of Net Cash From Operations, when made, are determined by the General Partner on a quarterly basis, with distributions generally occurring approximately 45 days after the end of each quarter. Such distributions to the Unitholders have been made from net operating income with respect to the Partnership's investment in the Properties and from interest on short-term investments. Information on cash distributions paid by the Partnership for the past two years is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14. No distribution was made for the fourth quarter of the year ended December 31, 1998 because the General Partner decided to suspend distributions pending the outcome of the solicitation of the consent of the Unitholders to the sale of the Properties.

Because of the sale of the Partnership's remaining Properties, no further quarterly distributions of Net Cash From Operations will be made. The Partnership distributed $13,505,025 to the Unitholders ($172.50 per Unit) and $142,072 to the General Partner on February 26, 1999, which amounts are equal to substantially all of the net proceeds from the sale of the Properties, together with other available cash of the Partnership, less an amount for costs associated with the sale of the properties, the liquidation of the Partnership and other contingencies of approximately $475,128, net of expected cash provided by operations through the date of sale. The final liquidation of the Partnership is expected to occur in mid-1999, and the remaining funds, if any, will be distributed to the Unitholders at that time.

ITEM 6.   SELECTED FINANCIAL DATA

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Partnership had cash and cash equivalents of $1,578,924 which were invested in unaffiliated money market funds, compared with $1,388,845 at December 31, 1997. The increase in cash and cash equivalents reflects the cash provided from operations exceeding mortgage principal payments and cash distributions to Partners during the year ended December 31, 1998. The Partnership also maintains a restricted cash balance that totaled $410,262 at December 31, 1998, largely unchanged from $430,849 at December 31, 1997. The increase in other assets in 1998 is primarily attributed to an increase in prepaid costs related to the sale of the Properties.

Distribution payable decreased to $0 at December 31, 1998, compared to $160,929 at December 31, 1997. The decrease is attributable to the decision of the General Partner to suspend distributions pending the outcome of the solicitation of the consent of the Unitholders to the sale of the remaining Properties.

Accounts payable and accrued expenses totaled $307,101 at December 31, 1998, compared to $202,484 at December 31, 1997. The increase is primarily due to the accrued and unpaid costs associated with the sale of the Properties.

Interest payable increased to $68,837 at December 31, 1998 from $0 at December 31, 1997 as the debt service payment due on January 1, 1999 was paid in January 1999 rather than in December as was the case the prior year.

Security deposits decreased to $68,378 at December 31, 1998, compared to $78,834 at December 31, 1997. This decrease occurred while occupancy increased during that same period. This decrease in security deposits occurred primarily because strong competition has reduced the ability of property owners to collect refundable security deposits from their tenants.

As a result of the Partnership's sale of the Properties on January 29, 1999, all of the Partnership's assets have been converted to cash and cash equivalents. Pending distribution to the Unitholders as described in Item 5 above, the Partnership's funds have been invested in the Pacific Horizon Money Market Funds, Prime Fund. The General Partner retained from the initial distribution an amount it believes is sufficient to provide for contingencies, and to cover the expenses of operating the Partnership until final liquidation of the Partnership, including legal and accounting fees.

RESULTS OF OPERATIONS

1998 VERSUS 1997
Partnership operations for the year ended December 31, 1998 resulted in net income of $193,423 compared with a net loss of $8,210 in 1997. The improvement is primarily due to increased rental rates at both of the properties and improved occupancy at Tierra Catalina, and slightly lower property operating and general and administrative expenses.

Rental income for the year ended December 31, 1998 was $3,402,923 compared with $3,196,975 in 1997. The increase is primarily due to improved occupancy at Tierra Catalina and improved rental rates at both of the properties. Interest and other income was $59,998 for the year ended December 31, 1998 compared to $102,512 in 1997. The decrease is primarily due to the Partnership maintaining lower average cash balances in 1998 than in 1997 and the cash proceeds held from the sale of Ridge Park during the first quarter of 1997 before distribution to the Unitholders.

Property operating expenses decreased slightly to $1,497,797 for the year ended December 31, 1998, as compared with $1,520,450 in 1997. The decrease is primarily due to lower repairs and maintenance expenses, partially offset by higher real estate tax expenses for both properties.

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

The average occupancy levels at each of the Properties owned during the years ended December 31, 1998, 1997 and 1996 were as follows:

                                           TWELVE MONTHS ENDED DECEMBER 31,

      PROPERTY                          1998             1997             1996
      ------------------------------------------------------------------------
      Las Colinas I & II                 97%             96%               96%
      Tierra Catalina                    95%             92%               90%
      ------------------------------------------------------------------------

YEAR 2000

Due to the consummation of the sale of the Properties in January 1999, the Partnership is no longer engaged in the operation of real properties or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership sold its remaining Properties on January 29, 1999 and its mortgage indebtedness was repaid, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item
14. Supplementary Data is incorporated by reference to F-1 and F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 1, 1997, the Partnership advised Coopers & Lybrand L.L.P. (now a part of PricewaterhouseCoopers LLP) that it was changing accounting firms and engaged KPMG LLP.

Coopers & Lybrand L.L.P.'s report on the consolidated financial statements for the year ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. There had been no disagreements with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

The decision to change accountants was approved by CPS and RI-81, the General Partners of the Partnership at that time.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The Partnership has no officers or directors. CPS, as the General Partner of the Partnership, manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business.

CPS is a California limited partnership organized on April 30, 1981. The general partner of CPS is Continental American Development, Inc. ("ConAm Development"). The names and positions held by the directors and executive officers of ConAm Development are set forth below. There are no family relationships between any officers or directors.

          Name                         Office
          ----                         ------
          Daniel J. Epstein            President, Director and Principal Executive Officer
          E. Scott Dupree              Vice President and Director
          Robert J. Svatos             Vice President and Director
          Ralph W. Tilley              Vice President
          J. Bradley Forrester         Vice President

DANIEL J. EPSTEIN, 59, has been the President and a Director of ConAm Development and a general partner of Continental American Properties, Ltd. ("ConAm"), an affiliate of CPS, since their inception. He is also Chairman and Chief Executive Officer of ConAm Management. Prior to organizing ConAm, Mr. Epstein was Vice President and a Director of American Housing Guild, which he joined in 1969. At American Housing Guild, he was responsible for the formation of the Multi-Family Division and directed its development and property management activities. Mr. Epstein holds a Bachelor of Science degree in Engineering from the University of Southern California.

E. SCOTT DUPREE, 48, is a Senior Vice President and general counsel of ConAm Management responsible for negotiation, documentation, review and closing of acquisition, sale and financing proposals. Mr. Dupree also acts as principal legal advisor on general legal matters ranging from issues and contracts involving the management company to supervision of litigation and employment issues. Prior to joining ConAm Management in 1985, he was corporate counsel to Trusthouse Forte, Inc., a major international hotel and restaurant corporation. Mr. Dupree holds a B.A. from United States International University and a Juris Doctorate degree from the University of San Diego.

ROBERT J. SVATOS, 40, is a Senior Vice President and is the Chief Financial Officer of ConAm Management. His responsibilities include the accounting, treasury and data processing functions of the organization. Prior to joining ConAm Management in 1988, he was the Chief Financial Officer for AmeriStar Financial Corporation, a nationwide mortgage banking firm. Mr. Svatos holds an M.B.A. in Finance from the University of San Diego and a Bachelor of Science degree in Accounting from the University of Illinois. He is a Certified Public Accountant.

RALPH W. TILLEY, 44, is a Senior Vice President and Treasurer of ConAm Management. He is responsible for the financial aspects of syndications and acquisitions, the company's asset management portfolio and risk management activities. Prior to joining ConAm Management in 1980, he was a senior accountant with KPMG LLP, specializing in real estate. He holds a Bachelor of Science degree in Accounting from San Diego State University and is a Certified Public Accountant.

J. BRADLEY FORRESTER, 41, is the President of ConAm Management. He is currently responsible for overseeing all aspects of the operations of the firm. His primary focus is on new business related activities including property acquisitions, property development and rehabilitation, and the acquisition of other property management companies. Prior to joining ConAm, Mr. Forrester served as Senior Vice President - Commercial Real Estate for First Nationwide Bank in San Francisco, where he was responsible for a $2 billion problem asset portfolio including bank-owned real estate and non-performing commercial real estate loans. His past experience includes significant involvement in real estate development and finance, property acquisitions and dispositions and owner's representation matters. Prior to entering the real estate profession, he worked for KPMG LLP in Dallas, Texas. Mr. Forrester holds a Bachelor of Science degree in Accounting from Louisiana State University. He received his CPA certification in the State of Texas.

ITEM 11.  EXECUTIVE COMPENSATION

Neither the General Partner nor any of its directors or executive officers received any compensation from the Partnership. See Item 13 of this report for a description of certain costs of the General Partner and its affiliates reimbursed by the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Daniel J. Epstein, the President and a Director of ConAm Development, owns 20 Units (approximately 0.0255% of the outstanding units). Neither the General Partner nor any of its other affiliates owns any Units.

Based on schedule 13D filed jointly on November 26, 1997 with the Securities and Exchange Commission, Everest Investors LLC, KM Investments, LLC, Everest Properties, Inc. and Everest Properties II, LLC hold an aggregate of 4,512 Units, representing approximately 5.8% of the Units. The persons filing the
Schedule 13D deny the existence of a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, and each such person disclaims beneficial ownership of the Units held by other persons filing the
Schedule 13D. The address of each person filing the Schedule 13D is 199 South Los Robles Ave, Suite 440, Pasadena, CA 91101. Except as may be indicated in this paragraph, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CPS received $52,193 as the General Partner's allocable share of Net Cash From Operations with respect to year ended December 31, 1998. Pursuant to the Agreement of Limited Partnership of the Partnership, for the year ended December 31, 1998, $19,342 of the Partnership's net income was allocated to CPS. For a description of the share of Net Cash From Operations and the allocation of income and loss to which the General Partner is entitled, reference is made to Note 3 to the consolidated financial statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14. Effective July 1, 1997, all General Partner allocations were made solely to CPS.

The Partnership entered into property management agreements with ConAm Management pursuant to which ConAm Management assumed direct responsibility for day-to-day management of the Properties. It was the responsibility of ConAm Management to select resident managers, where appropriate, and monitor their performance. ConAm Management's services also included the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, strategic asset management and related services. For such services, ConAm Management was entitled to receive a management fee equal to 5% of gross revenues. A summary of property management fees earned by ConAm Management during the past three years is incorporated by reference to Note 7 to the consolidated financial statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14.

Pursuant to Section 12(g) of the Partnership's Agreement of Limited Partnership, the General Partner may be reimbursed by the Partnership for certain of its costs. A summary of amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 7 to the consolidated financial statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1998, which is filed as an exhibit under Item 14.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS:

                                                                             Page
                                                                             ----
          Consolidated Balance Sheets - December 31, 1998 and 1997 . . . .    (1)

          Consolidated Statements of Operations - For the years
          ended December 31, 1998, 1997 and 1996 . . . . . . . . . . . . .    (1)

          Consolidated Statements of Partners' Capital - For the years
          ended December 31, 1998, 1997 and 1996.. . . . . . . . . . . . .    (1)

          Consolidated Statements of Cash Flows - For the years ended
          December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . .    (1)

          Notes to the Consolidated Financial Statements . . . . . . . . .    (1)

          Independent Auditors' Report . . . . . . . . . . . . . . . . . .    (1)

          Report of Former Independent Accountants . . . . . . . . . . . .    (1)

(a)(2)    FINANCIAL STATEMENT SCHEDULE:

          Schedule III - Real Estate and Accumulated Depreciation  . . . .    (F-1)

          Independent Auditors' Report . . . . . . . . . . . . . . . . . .    (F-2)

          Report of Former Independent Accountants . . . . . . . . . . . .    (F-3)

(1) INCORPORATED BY REFERENCE TO THE PARTNERSHIP'S ANNUAL REPORT TO UNITHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998, FILED AS AN EXHIBIT UNDER ITEM 14.

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

              (C) Amendment, dated January 18, 1999 to the  Partnership's
                  Amended and Restated Certificate and Agreement of Limited
                  Partnership (included as, and incorporated herein by reference to, Exhibit 4.1 to the Partnerships Report on Form
                  8-K filed on February 16, 1999).

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

              (I) Property Management Agreement between ConAm Realty Investors
                  81 and ConAm Management Corp. for the Tierra Catalina property
                  (included as, and incorporated herein by reference to Exhibit
                  10-M to the Registrant's Annual Report Form 10-K for the year ended December 31, 1999 (Commission file No. 0-20223))

              (J) Agreement For Purchase and Sale and Joint Escrow Instructions
                  between RI81 Las Colinas Limited Partnership and DOC
                  Investors, L.L.C. dated January 26, 1999 with respect to Las
                  Colinas Apartments I and II (included as, and incorporated herein by reference to, Exhibit 10.1 to the Partnership's
                  Report on Form 8-K filed in February 16, 1999.)

              (K) Agreement for Purchase and Sale and Joint Escrow Instructions
                  between Tierra Catalina Limited Partnership and DOC Investors,
                  L.L.C. dated January 26, 1999 with respect to Tierra Catalina
                  (included as, and incorporated herein by reference to, Exhibit
                  10.2 to the Partnership's Report on Form 8-K filed on February
                  16, 1999).

         (13)     Annual Report to Unitholders for the year ended December 31,
                  1998.

         (21) List of Subsidiaries - Joint Ventures (included as, and incorporated herein by reference to, Exhibit (22) to the Registrant's 1991 Annual Report on Form 10-K filed for the year ended December 31, 1991).

         (27)     Financial Data Schedule

         (99)     Portions of the Prospectus of the Registrant, dated June 24,
                  1981 (included as, and incorporated herein by reference to, Exhibit 28 to the Registrant's 1988 Annual Report on Form 10-K filed for the year ended December 31, 1988).

(b)      REPORTS ON FORM 8-K:
         No reports on Form 8-K were filed by the Partnership during the fourth quarter of the year ended December 31, 1998.

(c)      EXHIBITS
         See Item 14(a)(3) above.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    March 30, 1999

                                    BY:  ConAm Property Services, Ltd.
                                         General Partner


                                    BY:  Continental American Development, Inc.
                                         General Partner


                                    BY: /s/ Daniel J. Epstein
                                       ----------------------------------------
                                    Name:   Daniel J. Epstein
                                    Title:  President, Director and
                                            Principal Executive Officer

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

                                   CONAM PROPERTY SERVICES, LTD.
                                   A General Partner


                                   By:  Continental American Development, Inc.
                                        General Partner


Date:  March 30, 1999
                                   BY:  /s/  Daniel J. Epstein
                                       -----------------------------------------
                                             Daniel J. Epstein
                                             Director, President and
                                             Principal Executive Officer


Date:  March 30, 1999              BY:  /s/  E. Scott Dupree
                                       -----------------------------------------
                                             E. Scott Dupree
                                             Vice President and Director

Date:  March 30, 1999
                                   BY:  /s/  Robert J. Svatos
                                       -----------------------------------------
                                             Robert J. Svatos
                                             Vice President and Director

Date:  March 30, 1999
                                   BY:  /s/  Ralph W. Tilley
                                       -----------------------------------------
                                             Ralph W. Tilley
                                             Vice President


Date:  March 30, 1999
                                   BY:  /s/  J. Bradley Forrester
                                       -----------------------------------------
                                             J. Bradley Forrester
                                             Vice President