Form 10-Q
period 1999-03-31
CONAM REALTY INVESTORS 81 L P
filed 1999-05-14
CIK 350023

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    X           Quarterly Report Pursuant to Section 13 or 15(d) of the
 -------        Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

or

 ------- Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
                   For the transition period from ____ to ____

                         COMMISSION FILE NUMBER: 0-10223



                         CONAM REALTY INVESTORS 81 L.P.
              ----------------------------------------------------
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER



          California                                          13-3069026
          ----------                                          ----------
STATE OR OTHER JURISDICTION OF               I.R.S. EMPLOYER IDENTIFICATION NO.
INCORPORATION OR ORGANIZATION

1764 San Diego Avenue
San Diego, CA                                                 92110-1906
-------------                                                 ----------
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
                                 Yes  X    No
                                    -----    -----

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES

                         PART 1 - FINANCIAL INFORMATION

     ITEM 1        Financial Statements

     ----------------------------------------------------------------------------------------------------------------------
     CONSOLIDATED BALANCE SHEETS                                                    AT  MARCH 31,          AT DECEMBER 31,
                                                                                             1999                     1998
     ----------------------------------------------------------------------------------------------------------------------
     ASSETS
     Investments in real estate:
         Land                                                                     $             -        $       3,630,175
         Buildings and improvements                                                             -               17,984,707
                                                                                -------------------------------------------
                                                                                                -               21,614,882
         Less accumulated depreciation                                                          -              (11,739,275)
                                                                                -------------------------------------------
                                                                                                -                9,875,607
     Cash and cash equivalents                                                            502,314                1,578,924
     Restricted cash                                                                            -                  410,262
     Mortgage fees, net of accumulated amortization
         of $0 in 1999 and $321,697 in 1998                                                     -                   34,020
     Other assets                                                                          15,023                  158,544
     ----------------------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                          $       517,337        $      12,057,357
     ----------------------------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------------------------
     LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:
         Mortgages payable                                                        $             -        $       9,718,148
         Accounts payable and accrued expenses                                            110,559                  307,101
         Due to general partner and affiliates                                                  -                   14,966
         Interest payable                                                                       -                   68,837
         Security deposits                                                                      -                   68,378
                                                                                -------------------------------------------
            Total Liabilities                                                             110,559               10,177,430
                                                                                -------------------------------------------
     Partners' Capital (Deficit):
         General Partner                                                                 (162,873)                (298,566)
         Limited Partners (78,290 Units outstanding)                                      569,651                2,178,493
                                                                                -------------------------------------------
            Total Partners' Capital                                                       406,778                1,879,927
     ----------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $      517,337         $      12,057,357
     ----------------------------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------------------------





     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

     -----------------------------------------------------------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED MARCH 31,                                                    1999                     1998
     -----------------------------------------------------------------------------------------------------------------------
     INCOME
     Rental                                                                      $        265,290         $        848,852
     Interest and other                                                                    63,746                   11,625
                                                                                --------------------------------------------
            Total Income                                                                  329,036                  860,477
     -----------------------------------------------------------------------------------------------------------------------
     EXPENSES
     Property operating                                                                   174,764                  346,966
     Depreciation and amortization                                                         32,070                  192,457
     Interest                                                                              61,890                  208,684
     General and administrative                                                            32,137                   41,043
                                                                                --------------------------------------------
            Total Expenses                                                                300,861                  789,150
     -----------------------------------------------------------------------------------------------------------------------
     Income from operations                                                                28,175                   71,327
     Gain on sale of properties                                                        12,274,841                        -
     -----------------------------------------------------------------------------------------------------------------------
     Income before extraordinary items                                                 12,303,016                   71,327
     Extraordinary loss from debt extinguishment                                         (129,068)                       -
     -----------------------------------------------------------------------------------------------------------------------
            NET INCOME                                                           $     12,173,948         $         71,327
     -----------------------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------------------
     NET INCOME ALLOCATED:
            To the General Partner                                               $        277,765         $         17,398
            To the Limited Partners                                                    11,896,183                   53,929
     -----------------------------------------------------------------------------------------------------------------------
            NET INCOME                                                           $     12,173,948         $         71,327
     -----------------------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------------------
     PER LIMITED PARTNERSHIP UNIT
     (78,290 UNITS OUTSTANDING)
         Income from operations                                                  $          (0.33)        $           0.69
         Extraordinary loss from debt extinguishment                                        (1.65)                       -
         Gain on sale of properties                                                        153.27                        -
     -----------------------------------------------------------------------------------------------------------------------
            NET INCOME                                                           $         151.29         $           0.69
     -----------------------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------------------

     ------------------------------------------------------------------------------------------------------------------
     CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
     FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                           GENERAL                   LIMITED
                                                           PARTNER                  PARTNERS                    TOTAL
     ------------------------------------------------------------------------------------------------------------------
     BALANCE (DEFICIT) AT DECEMBER 31, 1998             $ (298,566)             $  2,178,493             $  1,879,927
     Net income                                            277,765                11,896,183               12,173,948
     Distributions ($172.50 per Unit)                     (142,072)              (13,505,025)             (13,647,097)
     ------------------------------------------------------------------------------------------------------------------
     BALANCE (DEFICIT) AT MARCH 31, 1999                $ (162,873)             $    569,651             $    406,778
     ------------------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

     -------------------------------------------------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31,                                           1999                     1998
     -------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $    12,173,948            $      71,327
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                            32,070                  192,456
         Gain on sale of properties                                          (12,274,841)                       -
         Extraordinary loss from debt extinguishment                             129,068                        -
         Increase (decrease) in cash arising from changes
         in operating assets and liabilities:
            Fundings to restricted cash                                                -                  (29,817)
            Release of restricted cash                                           410,262                    7,329
            Other assets                                                         143,521                   (7,940)
            Accounts payable and accrued expenses                               (196,542)                  56,762
            Due to general partner and affiliates                                (14,966)                     680
            Interest payable                                                     (68,837)                  69,491
            Security deposits                                                    (68,378)                  (2,178)
                                                                       -------------------------------------------
     Net cash provided by operating activities                                   265,305                  358,110
     -------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate                                                    (12,032)                       -
     Net proceeds from sale of properties                                     22,035,362                        -
                                                                       -------------------------------------------
     Net cash provided by investing activities                                22,023,330                        -
     -------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions                                                           (13,647,097)                (160,929)
     Mortgage principal payments                                              (9,718,148)                 (19,742)
                                                                       -------------------------------------------
     Net cash used in financing activities                                   (23,365,245)                (180,671)
     -------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents                     (1,076,610)                 177,439
     Cash and cash equivalents, beginning of period                            1,578,924                1,388,845
     -------------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                            $       502,314            $   1,566,284
     -------------------------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------------------------

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
     Cash paid during the period for interest                            $       130,727            $     139,193
     -------------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

     The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998 and the consolidated statement of partners' capital for the three months ended March 31, 1999. Results of operations are not necessarily indicative of the results to be expected for the full year.

     The Partnership sold its remaining investments in real estate. The sale and liquidation plan was approved by the Unitholders through a consent solicitation statement as of January 15, 1999 and the sale of the properties was completed on January 29, 1999.

     For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in net income for the period.

     Within 30 days of the completion of the sale of the properties, the Partnership declared a cash distribution representing substantially all of the net proceeds from sale and substantially all of the remaining cash from operations of the Partnership less an amount for costs and contingencies associated with the sale and liquidation of the Partnership.

     No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 26, 1999, the Partnership declared cash distributions in the amounts of $13,505,025 to the Limited Partner Unitholders ($72.50 per Unit) and $142,072 to the General Partner, which amounts represent substantially all of the net proceeds from the sale (the "Sale" ) of the Partnership's remaining investments in real estate ("Properties") together with other available cash from operations of the Partnership less an amount for costs associated with the liquidation of the Partnership and other contingencies.

As a result of the Sale of the remaining Properties, the only source of revenue prior to final liquidation will be the interest generated on the remaining cash balances. The remaining cash is invested in an unaffiliated highly liquid money market fund.

At March 31, 1999, the Partnership had cash and cash equivalents of $502,314 compared with $1,578,924 at December 31, 1998. The decrease in cash and cash equivalents is due to the distribution of the proceeds from the Sale and cash from operations. The General Partner believes that the Partnership has sufficient cash to meet the needs of the Partnership for any contingencies or costs associated with Sale and the final liquidation of the Partnership. As required by the Partnership agreement, upon the final liquidation of the Partnership, the general partner will contribute $201,260 to the Partnership, which represents distributions of net proceeds from sale or refinancing previously received by the general partner. Remaining cash available, if any, after the contribution of the general partner and the satisfaction of all Partnership obligations, will be distributed pursuant to the Partnership agreement.

RESULTS OF OPERATIONS

Partnership net income for the three months ended March 31, 1999 was $12,173,948 compared to $71,327 for the corresponding period in 1998. The increase for the three months ended March 31, 1999 is primarily attributable to the gain on the Sale.

For the three months ended March 31, 1999, the Partnership generated operating income of $28,175 compared to $71,327 for the corresponding period in 1998. Rental income totaled $265,290 for the three months ended March 31, 1999 compared with $848,852 for the corresponding period in 1998. Partnership expenses for the three months ended March 31, 1999 totaled $300,861 compared with $789,150 for the corresponding period in 1998. For the three months ended March 31, 1999, the decreased income from operations, rental income and partnership expenses are primarily attributable to the Sale on January 29, 1999.


YEAR 2000

Due to the consummation of the Sale in January 1999, the Partnership is no longer engaged in the operation of real properties or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risks

Since the Partnership sold its remaining properties on January 29, 1999 and its mortgage indebtedness was repaid, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.


                           PART II - OTHER INFORMATION


ITEMS 1-3.     Not applicable

ITEM 4.        Submission of Matters to a Vote of Security Holders.

               Pursuant to a Consent Solicitation Statement dated December 16, 1998, the Unitholders were asked to approve two proposals as follows: (i) the sale of all of the Partnership's remaining real estate investments to DOC Investors, L.L.C. (the "Sale"); and
               (ii) an amendment to the Partnership's partnership agreement to permit sales of Partnership properties to affiliates of the General Partner if the terms of the sale are approved by the Unitholders (the "Amendment"). By its terms, the consent solicitation was to terminate on January 15, 1999, unless such date was extended by the General Partner for an aggregate of up to an additional 40 days. Since both the Sale and the Amendment were approved by the requisite majority-in-interest of the Unitholders (i.e., at least 39,146 Units) as of January 15, 1999, the consent solicitation terminated on such date. Upon termination of the consent solicitation, the results of the consent solicitation were as follows: (i) With respect to the Sale - 49,776 Units "FOR;" 1,154 Units "AGAINST;" and 290 Units "ABSTAIN;" and (ii) with respect to the Amendment - 49,321 Units "FOR;" 1,419 Units "AGAINST;" and 480 Units "ABSTAIN." The foregoing results do not include any votes received after the termination of the consent solicitation.

ITEM 5.        Not applicable


ITEM 6.        Exhibits & Reports on Form 8-K

           (a) Exhibits


           3.1 Amendment, dated January 18, 1999 to Partnership's Amended and Restated Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit 4.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

          10.1 Agreement for Purchase and Sale and Joint Escrow Instructions between R181 Las Colinas Limited Partnership and Doc Investors, L.L.C. dated January 26, 1999 with respect to the Sale of Las Colinas Apartments I & II (included as, and incorporated herein by reference to, Exhibit 10.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

          10.2 Agreement for Purchase and Sale and Joint Escrow Instructions between Tierra Catalina Limited Partnership and Doc Investors, L.L.C. dated January 26, 1999 with respect to the Sale of Tierra Catalina (included as, and incorporated herein by reference to, Exhibit 10.2 to the Partnership's Report on Form 8-K filed on February 16, 1999).

           (b) Reports on Form 8-K

               On February 16, 1999, the Partnership filed a Form 8-K for the purpose of disclosing the consummation of the sale of all of its real property investments on January 29, 1999 to DOC Investors, L.L.C. No other reports on Form 8-K were filed during the quarter ended March 31, 1999.

          (27) Financial Data Schedule

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

                            CONAM PROPERTY SERVICES, LTD.
                            General Partner of ConAm Realty Investors 81 L.P.

                            BY: CONTINENTAL AMERICAN DEVELOPMENT, INC. GENERAL PARTNER


Date:  May 14, 1999         BY:/s/ DANIEL J. EPSTEIN
                                   -----------------
                                   Daniel J. Epstein
                                   Director, President, and Principal Executive
                                   Officer


Date:  May 14, 1999         BY:/s/ ROBERT J. SVATOS
                                   ----------------
                                   Robert J. Svatos
                                   Vice President and Director