Form 10-Q/A
period 1999-03-31
CONAM REALTY INVESTORS 81 L P
filed 1999-06-14
CIK 350023

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---                        Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1999

or

     Transition Report Pursuant to Section 13 of 15(d) of the Securities
---                        Exchange Act of 1934
                 For the transition period from ____ to ____

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

The undersigned registrant hereby amends the following section of its Report for March 31, 1999 on Form 10-Q as set forth in the pages attached hereto:

                                                Part 1 - Financial Information

Item 1.  Financial Statements
Consolidated Statements of Operations

                                                  Part 2 - Other Information

Item 6.  Exhibits and Reports on Form 8K
a)  Exhibits
    (27)  Financial Data Schedule

                           Part 1 - Financial Information

Item 1.  Financial Statements

CONAM REALTY INVESTORS 81 L.P.

AND CONSOLIDATED VENTURES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31,                    1999          1998
-----------------------------------------------------------------------------
Income

Rental                                              $   265,290      $848,852
Interest and other                                       63,746        11,625
                                                      ---------      --------
         Total Income                                   329,036       860,477
-----------------------------------------------------------------------------
Expenses

Property operating                                      174,764       346,966
Depreciation and amortization                            32,070       192,457
Interest                                                 61,890       208,684
General and administrative                               32,137        41,043
                                                      ---------      --------
         Total Expenses                                 300,861       789,150
-----------------------------------------------------------------------------
Income from operations                                   28,175        71,327
Gain on sale of properties                           12,274,841            --
-----------------------------------------------------------------------------
Income before extraordinary items                    12,303,016        71,327
Extraordinary loss from debt extinguishment            (129,068)           --
-----------------------------------------------------------------------------
         Net income                                 $12,173,948      $ 71,327
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Net income allocated:

         To the General Partner                     $   277,765      $ 17,398
         To the Limited Partners                     11,896,183        53,929
-----------------------------------------------------------------------------
         Net income                                 $12,173,948      $ 71,327
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Per limited partnership Unit
(78,290 Units outstanding)

     Income from operations                         $      0.33      $   0.69
     Extraordinary loss from debt extinguishment          (1.65)           --
     Gain on sale of properties                          153.27            --
-----------------------------------------------------------------------------
         Net income                                 $    151.95      $   0.69
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

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

                        CONAM PROPERTY SERVICES, LTD.
                        General Partner of ConAm Realty Investors 81 L.P.

                        BY:       CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                     GENERAL PARTNER

Date:  June 10, 1999    BY: /s/ DANIEL J. EPSTEIN
                            ---------------------
                            Daniel J. Epstein
                            Director, President, and Principal Executive Officer

Date:  June 10, 1999    BY: /s/ ROBERT J. SVATOS
                            --------------------
                            Robert J. Svatos
                            Vice President and Director