Form 10-Q
period 1999-06-30
CONAM REALTY INVESTORS 81 L P
filed 1999-08-11
CIK 350023

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)
      X
--------------   Quarterly Report Pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

or

--------------   Transition Report Pursuant to Section 13 of 15(d) of the
                        Securities Exchange Act of 1934
                   For the transition period from ____ to ____

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

STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION         I.R.S. EMPLOYER IDENTIFICATION NO.

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
                                  Yes  X   No
                                      ---     ---

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES


                        PART 1 - FINANCIAL INFORMATION

ITEM 1             Financial Statements

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS                                    AT JUNE 30,            AT DECEMBER 31,
                                                                      1999                       1998
-----------------------------------------------------------------------------------------------------
ASSETS
Investments in real estate:
    Land                                                          $       -             $  3,630,175
    Buildings and improvements                                            -               17,984,707
                                                             ----------------------------------------
                                                                          -               21,614,882
    Less accumulated depreciation                                         -              (11,739,275)
                                                             ----------------------------------------
                                                                          -                9,875,607
Cash and cash equivalents                                           418,669                1,578,924
Restricted cash                                                           -                  410,262
Mortgage fees, net of accumulated amortization
    of $0 in 1999 and $321,697 in 1998                                    -                   34,020
Other assets                                                         10,899                  158,544
-----------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                               $ 429,568             $ 12,057,357
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
    Mortgages payable                                             $       -             $  9,718,148
    Accounts payable and accrued expenses                            67,491                  307,101
    Due to general partner and affiliates                                 -                   14,966
    Interest payable                                                      -                   68,837
    Security deposits                                                     -                   68,378
                                                             ----------------------------------------
       Total Liabilities                                             67,491               10,177,430
                                                             ----------------------------------------
Partners' Capital (Deficit):
    General Partner                                                (165,856)                (298,566)
    Limited Partners (78,290 Units outstanding)                     527,933                2,178,493
                                                             ----------------------------------------
       Total Partners' Capital                                      362,077                1,879,927
-----------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $ 429,568             $ 12,057,357
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                  JUNE 30,
                                                           1999               1998                    1999               1998
---------------------------------------------------------------------------------------------------------------------------------
INCOME
Rental                                               $       -          $  845,161            $    265,290       $  1,694,013
Interest and other                                       4,765              18,711                  68,511             30,336
                                                   ------------------------------------------------------------------------------
       Total Income                                      4,765             863,872                 333,801          1,724,349
---------------------------------------------------------------------------------------------------------------------------------
EXPENSES
Property operating                                           -             352,669                 174,764            699,635
Depreciation and amortization                                -             192,457                  32,070            384,913
Interest                                                     -             208,047                  61,890            416,731
General and administrative                              49,466              46,287                  81,603             87,331
Write-off of assets                                          -               1,892                       -              1,892
                                                   ------------------------------------------------------------------------------
       Total Expenses                                   49,466             801,352                 350,327          1,590,502
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from operations                          (44,701)             62,520                 (16,526)           133,847
Gain on sale of properties                                   -                   -              12,274,841                  -
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before extraordinary items               (44,701)             62,520              12,258,315            133,847
Extraordinary loss from debt extinguishment                  -                   -                (129,068)                 -
---------------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                             $ (44,701)         $   62,520            $ 12,129,247       $    133,847
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ALLOCATED:
       To the General Partner                        $    (447)         $   (4,013)              $ 274,782       $     13,385
       To the Limited Partners                         (44,254)             66,533              11,854,465            120,462
---------------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                             $ (44,701)         $   62,520            $ 12,129,247       $    133,847
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
PER LIMITED PARTNERSHIP UNIT
(78,290 LIMITED PARTNER UNITS OUTSTANDING)
    Income (Loss) from operations                    $   (0.56)         $     0.85            $      (0.20)       $       1.54
    Extraordinary loss from debt extinguishment              -                   -                   (1.65)                 -
    Gain on sale of properties                               -                   -                  153.27                  -
---------------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                             $   (0.56)         $     0.85            $     151.42       $       1.54
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                           GENERAL                 LIMITED
                                                                           PARTNER                PARTNERS              TOTAL
---------------------------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT DECEMBER 31, 1998                                  $ (298,566)           $  2,178,493       $  1,879,927
Net income                                                                 274,782              11,854,465         12,129,247
Distributions ($172.50 per Limited Partner Unit)                          (142,072)            (13,505,025)       (13,647,097)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE (DEFICIT) AT JUNE 30, 1999                                      $ (165,856)           $    527,933       $    362,077
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES
------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,                                              1999                     1998
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 12,129,247              $   133,847
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                            32,070                  384,913
    Gain on sale of properties                                          (12,274,841)                       -
    Extraordinary loss from debt extinguishment                             129,068                        -
    Write-off of assets                                                           -                    1,892
    Increase (decrease) in cash arising from changes in
       operating assets and liabilities:
       Fundings to restricted cash                                                -                 (125,529)
       Release of restricted cash                                           410,262                  187,366
       Mortgage fees                                                              -                  (24,000)
       Other assets                                                         147,645                  (25,627)
       Accounts payable and accrued expenses                               (239,610)                  (2,174)
       Due to general partner and affiliates                                (14,966)                     286
       Interest payable                                                     (68,837)                  69,278
       Security deposits                                                    (68,378)                  (7,551)
                                                              -----------------------------------------------
Net cash provided by (used in) operating activities                         181,660                  592,701
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                                    (12,032)                  (6,248)
Net proceeds from sale of properties                                     22,035,362                        -
                                                              -----------------------------------------------
Net cash provided by (used in ) investing activities                     22,023,330                   (6,248)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions                                                           (13,647,097)                (334,907)
Mortgage principal payments                                              (9,718,148)                 (49,883)
                                                              -----------------------------------------------
Net cash used in financing activities                                   (23,365,245)                (384,790)
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (1,160,255)                 201,663
Cash and cash equivalents, beginning of period                            1,578,924                1,388,845
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    418,669              $ 1,590,508
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
Cash paid during the period for interest                               $    130,727              $   347,453
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Write-off of buildings and improvements                                $          -              $    (3,942)
Write-off of accumulated depreciation                                  $          -              $     2,050
-------------------------------------------------------------------------------------------------------------

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

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998, cash flow for the six months ended June 30, 1999 and 1998, and the consolidated statement of partners' capital for the six months ended June 30, 1999. Results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

The Partnership has sold its remaining investments in real estate. The sale and liquidation plan was approved by the Unitholders through a consent solicitation statement as of January 15, 1999 and the sale of the properties was completed on January 29, 1999.

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

Certain first quarter 1999 amounts have been reclassified to conform with the presentation adopted in the current quarter.

No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a) (5).

CONAM REALTY INVESTORS 81 L.P.
AND CONSOLIDATED VENTURES
------------------------------------------------------------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 26, 1999, the Partnership declared cash distributions in the amounts of $13,505,025 to the Limited Partner Unitholders ($72.50 per Unit) and $142,072 to the General Partner, which amounts represent substantially all of the net proceeds from the sale (the "Sale" ) of the Partnership's remaining investments in real estate ("Properties") together with other available cash from operations of the Partnership less an amount for costs associated with the liquidation of the Partnership and other contingencies. As a result of the Sale and distribution, cash and cash equivalents and other assets comprise all of the remaining assets of the Partnership. The General Partner believes that the Partnership has sufficient cash to meet the needs of the Partnership for any contingencies or costs associated with the Sale and final liquidation of the Partnership.

As a result of the Sale of the remaining Properties, the only source of revenue prior to final liquidation will be the interest generated on the remaining cash balances. The remaining cash is invested in an unaffiliated highly liquid money market fund.

At June 30, 1999, the Partnership had cash and cash equivalents of $418,669 compared with $1,578,924 at December 31, 1998. The decrease in cash and cash equivalents is due to the Sale of the Properties and the subsequent distribution of substantially all of the net proceeds thereof and other Partnership cash. As required by the Partnership agreement, upon final liquidation of the Partnership, the general partner is to contribute $201,260 ("GP Contribution") to the Partnership, which represents distributions of net proceeds from Sale or refinancing previously received by the General Partner. Remaining cash available, if any, after the contribution by the General Partner and the satisfaction of all Partnership obligations will be distributed pursuant to the Partnership agreement.

RESULTS OF OPERATIONS

Partnership net income (loss) for the three and six months ended June 30, 1999 was ($44,701) and $12,129,247, respectively, compared to $62,520 and $133,847 for the corresponding periods in fiscal 1998. The decreased income for the three months ended June 30, 1999 is primarily attributable to the Sale of the Properties. The increase in income for the six month period is primarily attributable to the gain on the Sale of the properties.

The Partnership generated operating losses for the three and six months ended June 30, 1999 of $44,701 and $16,526, respectively, compared to operating income of $62,520 and $133,847, respectively, for the corresponding periods in fiscal 1998. Total income for the three and six months ended June 30, 1999 totaled $4,765 and $333,801, respectively, compared with $863,872 and $1,724,349, respectively, for the corresponding period in fiscal 1998. The decreased total income is primarily attributable to the decrease in rental income attributable to the Sale on January 29, 1999, partially offset by interest income earned on the proceeds from the Sale prior to distributions to the Unitholders.

Total expenses for the three and six months ended June 30, 1999 were $49,466 and $350,327, respectively, compared to $801,352 and $1,590,502, respectively, for the corresponding periods in fiscal 1998. The decrease in total expenses is primarily attributable to the Sale of the properties.

General and administrative expenses for the three and six months ended June 30, 1999 were $49,466 and $81,603, respectively, compared to $46,287 and $87,331, respectively, for the corresponding periods in fiscal 1998. The decrease in general and administrative expenses for the six months ended June 30, 1999, is primarily attributable to a reduction in printing, mailing and investor relations expenses. The change for the three months ended June 30, 1999 as compared to June 30, 1998 was not significant.

YEAR 2000

Due to the consummation of the Sale, the Partnership is no longer engaged in the operation of real properties or any other business. As a result of the foregoing, and in view of the General Partner's plan to complete the full liquidation of the Partnership prior to January 1, 2000, the Partnership has no exposure to Year 2000 issues.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risks

Due to the consummation of the Sale and the repayment of its mortgage indebtedness, the Partnership has no exposure to interest rate risk. In addition, the Partnership is expected to be liquidated during 1999.


                        PART II - OTHER INFORMATION


ITEMS 1-5.    Not applicable

ITEM 6.       Exhibits & Reports on Form 8-K

          (a) Exhibits


          3.1 Amendment, dated January 18, 1999 to Partnership's Amended and Restated Certificate and Agreement of Limited
              Partnership (included as, and incorporated herein by reference to, Exhibit 4.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

         10.1 Agreement for Purchase and Sale and Joint Escrow Instructions between RI81 Las Colinas Limited Partnership and DOC Investors, L.L.C. dated January 26, 1999 with respect to the Sale of Las Colinas Apartments I & II (included as, and incorporated herein by reference to, Exhibit 10.1 to the Partnership's Report on Form 8-K filed on February 16, 1999).

         10.2 Agreement for Purchase and Sale and Joint Escrow Instructions between Tierra Catalina Limited Partnership and DOC Investors, L.L.C. dated January 26, 1999 with respect to the Sale of Tierra Catalina (included as, and incorporated herein by reference to, Exhibit 10.2 to the Partnership's Report on Form 8-K filed on February 16,
              1999).

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

                            CONAM PROPERTY SERVICES, LTD.
                            General Partner of ConAm Realty Investors 81 L.P.

                            BY:   CONTINENTAL AMERICAN DEVELOPMENT, INC.
                                  GENERAL PARTNER


Date:  August 10, 1999        BY:/s/ DANIEL J. EPSTEIN
                                 -----------------
                                 Daniel J. Epstein
                                 Director, President, and Principal Executive
                                 Officer


Date:  August 10, 1999        BY:/s/ ROBERT J. SVATOS
                                  ----------------
                                  Robert J. Svatos
                                  Vice President and Director